Form 10-Q
period 2011-03-31
COLE CORPORATE INCOME TRUST, INC.
filed 2011-05-12
CIK 1490626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________
Commission file number 333-166447
COLE CORPORATE INCOME TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	27-2431980 (I.R.S. Employer Identification Number)

2555 East Camelback Road, Suite 400 Phoenix, Arizona, 85016 (Address of principal executive offices; zip code)	(602) 778-8700 (Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if smaller reporting company) ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒
As of May 11, 2011, there were 20,000 shares of common stock, par value $0.01, of Cole Corporate Income Trust, Inc. outstanding.

COLE CORPORATE INCOME TRUST, INC.
INDEX

PART I
FINANCIAL INFORMATION
     The accompanying condensed consolidated unaudited interim financial statements as of and for the three months ended March 31, 2011 have been prepared by Cole Corporate Income Trust, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the audited consolidated balance sheet and related notes thereto included in the Company’s Registration Statement on Form S-11 as declared effective on February 10, 2011. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statement of operations, stockholder’s equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.
     Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of the Company’s prospectus.

COLE CORPORATE INCOME TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

	March 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$149,568	$200,000
Restricted cash	1,010,000	—

Total assets	$1,159,568	$200,000

LIABILITIES & STOCKHOLDER’S EQUITY
Accrued expenses	$2,676	$—
Escrowed investor proceeds	1,010,000	—

Total liabilities	1,012,676	—

Commitments and contingencies

STOCKHOLDER’S EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 490,000,000 shares authorized, 20,000 shares issued and outstanding	200	200
Capital in excess of par value	199,800	199,800
Accumulated deficit	(53,108)	—

Total stockholder’s equity	146,892	200,000

Total liabilities and stockholder’s equity	$1,159,568	$200,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CORPORATE INCOME TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF OPERATIONS

Three months ended
March 31, 2011
Expenses:
General and administrative expenses	$53,108

Net loss	$(53,108)

Weighted average number of common shares outstanding	20,000

Net loss per common share	$(2.66)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CORPORATE INCOME TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDER’S EQUITY

	Common Stock				Total
	Number of		Capital in Excess	Accumulated	Stockholder’s
	Shares	Par Value	of Par Value	Deficit	Equity
Balance, January 1, 2011	20,000	$200	$199,800	$—	$200,000
Net loss	—	—	—	(53,108)	(53,108)

Balance, March 31, 2011	20,000	$200	$199,800	$(53,108)	$146,892

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CORPORATE INCOME TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF CASH FLOWS

Three months ended
March 31, 2011
Cash flow from operating activities
Net loss	$(53,108)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities
Accrued expenses	2,676

Net cash used in operating activities	(50,432)

Cash flow from investing activities
Restricted cash	(1,010,000)

Net cash used in investing activities	(1,010,000)

Cash flow from financing activities
Escrowed investor proceeds	1,010,000

Net cash provided by financing activities	1,010,000

Net decrease in cash and cash equivalents	(50,432)
Cash and cash equivalents, beginning of period	200,000

Cash and cash equivalents, end of period	$149,568

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
March 31, 2011
NOTE 1 — ORGANIZATION AND BUSINESS
     Cole Corporate Income Trust, Inc. (the “Company”) was formed on April 6, 2010 and is a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company is the sole general partner of and owns a 99.9% partnership interest in Cole Corporate Income Operating Partnership, LP, a Delaware limited partnership (“CCI OP”). Cole Corporate Income Advisors, LLC (“CCI Advisors”), the affiliated advisor to the Company, is the sole limited partner and owner of an insignificant noncontrolling partnership interest of 0.1% of CCI OP. Substantially all of the Company’s business is conducted through CCI OP.
     On February 10, 2011, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended, the Company commenced its initial public offering on a “best efforts” basis of a minimum of 250,000 shares and a maximum of 250,000,000 shares of its common stock at a price of $10.00 per share, and up to 50,000,000 additional shares pursuant to a distribution reinvestment plan (the “DRIP”) under which its stockholders may elect to have distributions reinvested in additional shares at a price of $9.50 per share (the “Offering”). The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of single-tenant income-producing, necessity corporate properties, which are leased to creditworthy tenants under long-term net leases and strategically located throughout the United States. The Company expects that most of the properties will be subject to “net” leases, whereby the tenant will be primarily responsible for the cost of repairs, maintenance, property taxes, utilities, insurance and other operating costs.
     Pursuant to the terms of the Offering, the Company is required to deposit all subscription proceeds in escrow pursuant to the terms of an escrow agreement with UMB Bank, N.A. (the “Escrow Agreement”) until the Company receives subscriptions aggregating at least $2,500,000, excluding subscriptions received from the Company’s advisor or its affiliates. As of March 31, 2011, the Company had $1.0 million in escrowed investor proceeds held in escrow, which consisted primarily of amounts received from an affiliate of the Company’s advisor.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
     The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results.
     The accompanying condensed consolidated unaudited financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
     The preparation of financial statements in conformity with GAAP necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
March 31, 2011
Investment in and Valuation of Real Estate and Related Assets
     The Company will be required to make subjective assessments as to the useful lives of its depreciable assets. The Company will consider the period of future benefit of the asset to determine the appropriate useful life of each asset. Real estate assets will be stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets will consist of the cost of acquisition, excluding acquisition related expenses, construction and any tenant improvements, major improvements and betterments that extend the useful life of the related asset and leasing costs. All repairs and maintenance will be expensed as incurred.
     Assets, other than land, will be depreciated or amortized on a straight-line basis. The estimated useful lives of the Company’s assets by class are generally as follows:

Building	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lesser of useful life or lease term
     The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company will assess the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted operating cash flows do not exceed the carrying value, the Company will adjust the real estate and related intangible assets and liabilities to their fair value and recognize an impairment loss.
     Projections of expected future cash flows will require the Company to use estimates such as future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in the future cash flow analysis could result in a different assessment of the property’s future cash flow and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the carrying value of the real estate and related intangible assets.
     When a real estate asset is identified as held for sale, the Company will cease depreciation of the asset and estimate the sales price, net of selling costs. If, in the Company’s opinion, the net sales price of the asset is less than the net book value of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property, net of selling costs.
Allocation of Purchase Price of Real Estate and Related Assets
     Upon the acquisition of real properties, the Company will allocate the purchase price of such properties to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their fair values. Acquisition related expenses will be expensed as incurred. The Company will utilize independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). The Company will obtain an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to the Company’s management, will be used by its management in estimating the amount of the purchase price that will be allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm will have no involvement in management’s allocation decisions other than providing this market information.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
March 31, 2011
     The fair values of above market and below market in-place lease values will be recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases, which will generally be obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease values will be capitalized as intangible lease assets or liabilities. Above market lease values will be amortized as an adjustment of rental income over the remaining terms of the respective leases. Below market leases will be amortized as an adjustment of rental income over the remaining terms of the respective leases, including any bargain renewal periods. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market and below market in-place lease values relating to that lease would be recorded as an adjustment to rental income. The fair values of in-place leases will include direct costs associated with obtaining a new tenant and opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease. Direct costs associated with obtaining a new tenant will include commissions and other direct costs and are estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. The value of opportunity costs will be calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. These intangibles will be capitalized as intangible lease assets and will be amortized to expense over the remaining term of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.
     The determination of the fair values of the assets and liabilities acquired will require the use of significant assumptions with regard to the current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables. The use of alternative estimates would result in a different assessment of the Company’s purchase price allocations, which could impact the amount of its reported net income.
     The Company will estimate the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt with similar maturities. Assumed mortgage notes payable will initially be recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the mortgage note’s outstanding principal balance will be amortized to interest expense over the term of the mortgage note payable.
Cash and Cash Equivalents
     The Company considers all highly liquid investments with maturities when purchased of three months or less to be cash equivalents. Cash equivalents may include short term investments and are stated at cost, which approximates fair value.
Restricted Cash
     Restricted cash as of March 31, 2011, consists of escrowed investor proceeds of $1.0 million for which shares of common stock had not been issued. This amount consisted primarily of amounts received from an affiliate of the Company’s advisor.
Concentration of Credit Risk
     As of March 31, 2011, the Company had cash on deposit, including restricted cash, at one financial institution that had deposits in excess of federally insured levels totaling $760,000; however, the Company has not experienced any losses in such account. The Company limits significant cash holdings to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.
Revenue Recognition
     The Company expects that certain properties will have leases where minimum rent payments increase during the term of the lease. The Company will record rental revenue for the full term of each lease on a straight-line basis. When the Company acquires a property, the term of existing leases will be considered to commence as of the acquisition date for the purposes of this calculation. The Company will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
March 31, 2011
Income Taxes
     The Company intends to qualify and make an election to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, beginning with the taxable year ending December 31, 2011, or the first year during which the Company commences material operations. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes its taxable income to its stockholders, and as long as it distributes at least 90% of its taxable income (excluding capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Offering and Related Costs
     The Company’s advisor funds all of the organization and offering expenses on the Company’s behalf and may be reimbursed for such costs up to 1.5% of the gross offering proceeds. As of March 31, 2011, CCI Advisors had incurred $1.5 million of costs related to the organization of the Company and the Offering. These costs are not included in the balance sheet of the Company because such costs are not a liability of the Company until subscriptions for the minimum number of shares of common stock are received and accepted by the Company and such costs are not in excess of 1.5% of the Offering proceeds. Offering costs include items such as legal and accounting fees, marketing, promotional and printing costs. All offering costs will be recorded as a reduction of capital in excess of par value.
Stockholders’ Equity
     As of March 31, 2011, the Company was authorized to issue 490,000,000 shares of common stock and 10,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On April 29, 2010, the Company sold 20,000 shares of common stock, at $10.00 per share, to Cole Holdings Corporation, the indirect owner of the Company’s advisor and dealer-manager. The Company’s board of directors may authorize additional shares of capital stock and amend their terms without obtaining shareholder approval.
     The par value of investor proceeds raised from the Offering will be classified as common stock, with the remainder allocated to capital in excess of par value. The Company’s share redemption program provides that (1) the Company will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing twelve-month period prior to the redemption date (provided, however, that while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, such shares will not be subject to this cap); and (2) funding for the redemption of shares will be limited to the amount of net proceeds the Company receives from the sale of shares under the DRIP. In an effort to accommodate redemption requests throughout the calendar year, the Company intends to limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing twelve-month period (provided, however, that while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, such shares will not be subject to this cap), and funding for redemptions for each quarter generally will be limited to the net proceeds received from the sale of shares in the respective quarter under the Company’s DRIP. The Company’s board of directors may waive these quarterly limitations in its sole discretion, subject to the 5% cap on the number of shares that may be redeemed during the respective trailing twelve month period.
Distributions Payable and Distribution Policy
     In order to qualify and maintain its status as a REIT, the Company is required to, among other things, make distributions each taxable year equal to at least 90% of its REIT taxable income excluding capital gains. To the extent funds are available, the Company intends to pay regular monthly distributions to stockholders. Distributions are paid to those stockholders who are stockholders of record as of applicable record dates. The Company has not yet elected to be taxed, and has not qualified, as a REIT.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
March 31, 2011
     The Company’s board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001781016 (which equates to 6.5% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) per share for stockholders of record as of each day of the period commencing on the first day following the release from escrow of the subscription proceeds received in the Offering, pursuant to the terms of the Escrow Agreement (the “Distribution Start Date”), and ending on June 30, 2011. The payment date for each of the daily distributions for each day of each calendar month in the period commencing on the Distribution Start Date and ending on June 30, 2011 will be in the following calendar month. As of March 31, 2011, the requirements of the Escrow Agreement had not been met and the Company had no distributions payable.
NOTE 3 — FAIR VALUE MEASUREMENTS
     ASC 820 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement.
     Fair value is defined by ASC 820 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as follows:
Level 1 — Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2 — Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data correlation or other means (market corroborated inputs).
Level 3 — Unobservable inputs, only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.
     The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
     Cash and cash equivalents, restricted cash, and accrued expenses — The Company considers the carrying values of these financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected realization.
NOTE 4 — COMMITMENTS AND CONTINGENCIES
Purchase Agreement
     On February 24, 2011, the Company entered into an agreement to purchase 100% of the membership interests in a single-tenant office building (the “Medtronic Property”) for $32.85 million from an affiliate of the Company’s advisor, subject to certain conditions. See Note 5 for details of the acquisition.
Litigation
     In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any material pending legal proceedings of which the outcome is reasonably likely to have a material adverse effect on its results of operations, financial condition, or liquidity.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
March 31, 2011
Environmental Matters
     In connection with the ownership and operation of real estate, the Company potentially may be liable for costs and damages related to environmental matters. In addition, the Company may acquire certain properties that are subject to environmental remediation. The Company intends to carry environmental liability insurance on its properties that will provide limited coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. The Company is not aware of any environmental matters which it believes will have a material adverse effect on its condensed consolidated unaudited financial statements.
NOTE 5 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
     Certain affiliates of the Company will receive fees and compensation in connection with the Offering, and the acquisition, management and sale of the assets of the Company, however there were no transactions which resulted in related party fees to be paid for the three months ended March 31, 2011.
Offering
     Cole Capital Corporation (“Cole Capital”), the affiliated dealer-manager, will receive a commission of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. Cole Capital intends to reallow 100% of commissions earned to participating broker-dealers. In addition, up to 2% of gross offering proceeds before reallowance to participating broker-dealers will be paid to Cole Capital as a dealer-manager fee. Cole Capital, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers.
     CCI Advisors may receive up to 1.5% of gross offering proceeds for reimbursement of other organization and offering expenses (excluding selling commissions and the dealer-manager fee). All organization and offering expenses (excluding selling commissions and the dealer-manager fee) are paid for by CCI Advisors or its affiliates and could be reimbursed by the Company up to 1.5% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be underwriting compensation.
Acquisitions and Operations
     CCI Advisors or its affiliates also will receive acquisition fees of up to 2% of: (i) the contract purchase price of each property or asset the Company acquires; (ii) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (iii) the purchase price of any loan the Company acquires; and (iv) the principal amount of any loan the Company originates.
     The Company will pay CCI Advisors a monthly advisory fee based upon the Company’s monthly average invested assets, which is equal to the following amounts: (i) an annualized rate of 0.75% will be paid on the Company’s average invested assets that are between $0 to $2 billion; (ii) an annualized rate of 0.70% will be paid on the Company’s average invested assets that are between $2 billion to $4 billion; and (iii) an annualized rate of 0.65% will be paid on the Company’s average invested assets that are over $4 billion.
     The Company will reimburse CCI Advisors for the expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse for any amount by which its operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets, or (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse for personnel costs in connection with services for which CCI Advisors receives acquisition fees or disposition fees.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
March 31, 2011
Liquidation/Listing
     If CCI Advisors or its affiliates provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of properties, the Company will pay CCI Advisors or its affiliate a disposition fee in an amount equal to up to one-half of the brokerage commission paid on the sale of property, not to exceed 1% of the contract price of each property sold; provided, however, in no event may the disposition fee paid to CCI Advisors or its affiliates, when added to the real estate commissions paid to unaffiliated third parties, exceed the lesser of the customary competitive real estate commission or an amount equal to 6% of the contract sales price.
     If the Company is sold or its assets are liquidated, CCI Advisors will be entitled to receive a subordinated performance fee equal to 15% of the net sale proceeds remaining after investors have received a return of their net capital invested and an 8% annual cumulative, non-compounded return. Alternatively, if the Company’s shares are listed on a national securities exchange, CCI Advisors will be entitled to a subordinated performance fee equal to 15% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing, exceeds the sum of the total amount of capital raised from investors and the amount of distributions necessary to generate an 8% annual cumulative, non-compounded return to investors. As an additional alternative, upon termination of the advisory agreement, CCI Advisors may be entitled to a subordinated performance fee similar to that to which CCI Advisors would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination.
Transactions and Agreements
     On February 24, 2011, the Company entered into an agreement with an affiliate of the Company’s advisor to purchase 100% of the membership interests in Cole OF San Antonio TX, LLC (“Cole OF SA”), a Delaware limited liability company which owns as its sole asset the Medtronic Property, for a gross purchase price of $32.85 million. The acquisition is subject to a number of conditions, including the Company’s ability to receive subscription proceeds aggregating at least $2,500,000 in the Offering to enable the release of the amounts from escrow, pursuant to the terms of the Escrow Agreement. Due to the considerable conditions that must be satisfied in order to acquire the membership interests in Cole OF SA, the Company cannot make any assurances that the closing of this acquisition is probable. Other properties may be identified in the future that the Company may acquire prior to or instead of the Medtronic Property.
NOTE 6 — ECONOMIC DEPENDENCY
     Under various agreements, the Company has engaged or will engage CCI Advisors and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations. As a result of these relationships, the Company is dependent upon CCI Advisors and its affiliates. In the event that these companies are unable to provide the Company with these services, the Company would be required to find alternative providers of these services.
NOTE 7 — NEW ACCOUNTING PRONOUNCEMENT
     In December 2010, FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, (“ASU 2010-29”), which clarifies the manner in which pro forma disclosures are calculated and provides additional disclosure requirements regarding material nonrecurring adjustments recorded as a result of a business combination. ASU 2010-29 will be effective for the Company as it begins to acquire properties.
NOTE 8 — SUBSEQUENT EVENT
Status of the Offering
     As of May 11, 2011, the Company had received subscription proceeds totaling $1.4 million, including amounts received from affiliates of the Company’s advisor, and therefore had not received the minimum offering proceeds required to break escrow.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto, and the other unaudited financial data included elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Registration Statement on Form S-11. The terms “we,” “us,” “our” and the “Company” refer to Cole Corporate Income Trust, Inc.
Forward-Looking Statements
     Except for historical information, this section contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including discussion and analysis of our financial condition and our subsidiaries, our anticipated capital expenditures, amounts of anticipated cash distributions to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” or comparable words, variations and similar expressions are intended to identify forward-looking statements. All statements not based on historical fact are forward looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or implied in the forward-looking statements. A full discussion of our Risk Factors may be found in the “Risk Factors” section in our prospectus.
     Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include, among others, changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, rent relief, inability to obtain new tenants upon the expiration or termination of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our prospectus.
     Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated unaudited financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.
Overview
     We were formed on April 6, 2010, and we intend to qualify as a REIT beginning with the taxable year ending December 31, 2011, or the first year in which we commence material operations. We intend to use substantially all of the net proceeds from our offering to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of single-tenant, income producing necessity corporate properties, which are leased to creditworthy tenants under long-term net leases and strategically located throughout the United States. We expect that most of the properties will be subject to triple net or double net leases, whereby the tenant will be primarily responsible for all or most of the expenses of maintaining the property, including real estate taxes, special assessments and sales and use taxes, utilities, insurance, building repairs and common area maintenance related to the property. We generally intend to hold each property we acquire for an extended period of more than seven years.

Results of Operations
     As of March 31, 2011, we had not broken escrow in our initial public offering or acquired any specific investments. For the three months ended March 31, 2011, we incurred a net loss of $53,108, which related to general and administrative expenses including legal fees and board of directors’ fees.
     Our management is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate and the debt markets generally that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition and operation of real properties and real estate-related investments.
Critical Accounting Policies and Estimates
     Our accounting policies have been established to conform to GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. Below are the accounting policies we believe will be critical once we commence principal operations.
•	Investment in and Valuation of Real Estate and Related Assets;

•	Allocation of Purchase Price of Real Estate and Related Assets;

•	Investment in Real Estate Loans Receivable;

•	Revenue Recognition; and

•	Income Taxes.
     A complete description of such policies and our considerations as of December 31, 2010 is contained in our Registration Statement on Form S-11, and our critical accounting policies have not changed during the three months ended March 31, 2011. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated balance sheet as of December 31, 2010, and related notes thereto.
Liquidity and Capital Resources
Recent Market Conditions
     Beginning in late 2007, domestic and international financial markets experienced significant disruptions that were brought about in large part by challenges in the world-wide banking system. These disruptions severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit. Recently, the volume of mortgage lending for commercial real estate has increased and lending terms have improved; however, such lending activity is significantly less than previous levels. Although lending market conditions have improved, we expect that we may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions. For properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment considering alternative lending sources, including the securitization of debt, utilizing fixed rate loans, short-term variable rate loans, assuming existing mortgage loans in connection with property acquisitions, or entering into interest rate lock or swap agreements, or any combination of the foregoing. Additionally, we may acquire our properties for cash without financing. If we are unable to obtain suitable financing for future acquisitions or we are unable to identify suitable properties at appropriate prices in the current credit environment, we may have a larger amount of uninvested cash, which may adversely affect our results of operations. We will continue to evaluate alternatives in the current market, including purchasing or originating debt backed by real estate, which could produce attractive yields in the current market environment. All of these events would have a material adverse effect on our results of operations, financial condition and ability to pay distributions. The current economic environment, including the dislocation of the credit markets, has lead to higher unemployment and a decline in consumer spending. These economic trends have adversely impacted the retail and real estate markets causing higher tenant vacancies, declining rental rates, and declining property values. These factors may impact us as we acquire properties and begin principal operations.

General
     Our principal demands for funds will be for real estate and real estate-related investments, for the payment of operating expenses, distributions and redemptions to stockholders and principal and interest on any future indebtedness. Generally, we expect to meet cash needs for items other than acquisitions from our cash flow from operations from our future investments, and we expect to meet cash needs for acquisitions from the net proceeds of our Offering and from debt financings. We expect the sources of our operating cash flows will primarily be driven by the rental income received from future leased properties. We expect to continue to raise capital through our Offering and to utilize such funds and future proceeds from secured or unsecured financing to complete future property acquisitions.
Short-term Liquidity and Capital Resources
     On a short-term basis, our principal demands for funds will be for operating expenses incurred before we have raised the minimum offering of 250,000 shares. We do not expect our operating expenses to be significant until we make an initial investment from the proceeds from the Offering. After we make an initial investment, we expect our principal demands for funds will be for operating expenses, distributions and interest and principal on any future indebtedness. We expect to meet our short-term liquidity requirements through net cash provided by property operations and proceeds from the Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our expected future acquisitions. We expect our operating cash flows to increase as properties are added to our portfolio. We expect that approximately 87.2% of the gross proceeds from the sale of our common stock will be invested in real estate, approximately 10.5% will be used to pay sales commissions, dealer manager fees and offering and organizational costs, with the remaining 2.3% used to pay acquisition and advisory fees and acquisition expenses. Our advisor pays the offering and organizational and offering costs associated with the sale of our common stock, which we reimburse in an amount up to 1.5% of the gross proceeds of the Offering. As of March 31, 2011, our advisor had paid $1.5 million of offering and organization costs since the inception of the Offering. We had not reimbursed our advisor for such costs, as such costs are not our liability until subscriptions for the minimum number of shares of common stock are received and accepted by us.
Long-term Liquidity and Capital Resources
     On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and the payment of acquisition related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any future indebtedness. We expect to meet our long-term liquidity requirements through proceeds from the sale of our common stock, proceeds from secured or unsecured financings from banks and other lenders, the selective and strategic sale of properties and net cash flows from operations.
     We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash resulting from our Offering or debt financing will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt, or distributions to our stockholders.
     We intend to borrow money to acquire properties and make other investments. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 300% of our net assets as of the date of any borrowing, which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines; however, we may exceed that limit if approved by a majority of our independent directors. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. We expect that during certain periods of our offering we will have borrowings in excess of these limitations since we will then be in the process of raising our equity capital to acquire our portfolio.

Distributions
     Our Board of Directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001781016 (which equates to 6.5% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) per share for stockholders of record as of each day of the period commencing on the first day following the release from escrow of the subscription proceeds received in the Company’s public offering, pursuant to the terms of the Escrow Agreement (the “Distribution Start Date”), and ending on June 30, 2011. The payment date for each of the daily distributions for each day of each calendar month in the period commencing on the Distribution Start Date and ending on June 30, 2011 will be in the following calendar month.
Election as a REIT
     We intend to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, beginning with the year ending December 31, 2011, or the first year in which we commence material operations. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income for four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying condensed consolidated unaudited financial statements. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying financial statements.
Inflation
     We expect to be exposed to inflation risk as income from long-term leases will be the primary source of our cash flows from operations. We expect that there will be provisions in certain of our tenant leases that are intended to help protect us from, and mitigate the risk of, the impact of inflation, including rent steps and clauses enabling us to receive payment of additional rent calculated as a percentage of the tenants’ gross sales above pre-determined thresholds. In addition, we expect most of our leases will require the tenant to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs, related to the property. However, due to the long-term nature of the leases, the leases may not re-set frequently enough to adequately offset the effects of inflation.
Commitments and Contingencies
     We expect that we may be subject to certain contingencies and commitments with regard to future transactions. Refer to Note 4 to our condensed consolidated unaudited financial statements accompanying this Quarterly Report on Form 10-Q for further explanations.
Related-Party Transactions and Agreements
     We have entered into agreements with CCI Advisors and its affiliates, whereby we agree to pay certain fees, or reimburse certain expenses of, CCI Advisors or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. In addition, we have entered into an agreement to purchase a single-tenant office building for $32.85 million from an affiliate of our advisor, subject to certain conditions. See Note 5 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.

Subsequent Events
     Certain events occurred subsequent to March 31, 2011 through the date of this Quarterly Report on Form 10-Q. Refer to Note 8 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation.
New Accounting Pronouncements
     There are no accounting pronouncements that have been issued but not yet adopted by us that will have a material impact on our consolidated financial statements.
Off Balance Sheet Arrangements
     As of March 31, 2011 and December 31, 2010, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     When we commence principal operations, we will be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. We intend to manage our interest rate risk by limiting the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may enter into derivative financial instruments such as interest rate swaps, interest rate caps, and rate lock arrangements in order to mitigate our interest rate risk.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2011, were effective in all material respects to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
     No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
     We are not a party to any material pending legal proceedings.

Item 1A.	Risk Factors
     There have been no material changes from the risk factors set forth in our Registration Statement on Form S-11.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     On April 29, 2010, the Company sold 20,000 shares of common stock, at $10.00 per share, to Cole Holdings Corporation, the indirect owner of our Advisor and dealer manager. On February 10, 2011, our Registration Statement on Form S-11 (Registration No. 333-166447) for the offering of up to 250,000,000 shares of common stock at a price of $10.00 per share, subject to reduction in certain circumstances, was declared effective under the Securities Act of 1933, as amended. The Registration Statement also covered the offering of up to 50,000,000 shares of common stock pursuant to a distribution reinvestment plan, under which stockholders may elect to have distributions reinvested in additional shares at a price of $9.50 per share.
     Subscription proceeds will be placed in escrow until such time as subscriptions aggregating at least the minimum offering of 250,000 shares of our common stock have been received and accepted by us. Any shares purchased by our directors, officers, Advisor or their respective affiliates will not be counted in calculating the minimum offering. Funds in escrow will be invested in short-term investments, which may include obligations of, or obligations guaranteed by, the U.S. government or bank money-market accounts or certificates of deposit of national or state banks that have deposits insured by the Federal Deposit Insurance Corporation (including certificates of deposit of any bank acting as a depository or custodian for any such funds) that mature on or before February 10, 2012 or that can be readily sold or otherwise disposed of for cash by such date without any dissipation of the Offering proceeds. Amounts associated with these subscriptions will be reflected in restricted cash on our balance sheet. During the three months ended March 31, 2011, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, and we did not repurchase any of our securities.

Item 3.	Defaults Upon Senior Securities
     No events occurred during the three months ended March 31, 2011 that would require a response to this item.

Item 4.	[Removed and Reserved]

Item 5.	Other Information
     No events occurred during the three months ended March 31, 2011 that would require a response to this item.

Item 6.	Exhibits
     The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cole Corporate Income Trust, Inc. (Registrant)
By:	/s/ Simon J. Misselbrook
Simon J. Misselbrook
Vice President of Accounting (Principal Accounting Officer)

Date: May 11, 2011

EXHIBIT INDEX
     The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1	Articles of Amendment and Restatement of Cole Corporate Income Trust, Inc. dated January 19, 2011 (Incorporated by reference to Exhibit 3.1 to the Company’s pre-effective amendment to Form S-11 (File No. 333-166447), filed on January 25, 2011).
3.2	Bylaws of Cole Corporate Income Trust Inc. adopted January 18, 2011 (Incorporated by reference to Exhibit 3.2 to the Company’s pre-effective amendment to Form S-11 (File No. 333-166447), filed on January 25, 2011).
3.3	Articles of Amendment to Articles of Amendment and Restatement effective February 23, 2011 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 333-166447), filed on February 28, 2011).
4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Exhibit 4.1 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on April 22, 2011).
4.2	Form of Additional Investment Subscription Agreement (included as Exhibit 4.2 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on April 22, 2011).
4.3	Form of Alternative Subscription Agreement (Incorporated by reference to Exhibit 4.3 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on April 22, 2011).
4.4	Form of Alternative Additional Investment Subscription Agreement (Incorporated by reference to Exhibit 4.4 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on April 22, 2011).
10.1	Advisory Agreement by and between Cole Corporate Income Trust, Inc. and Cole Corporate Income Advisors, LLC dated January 18, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s pre-effective amendment to Form S-11 (File No. 333-166447), filed on January 25, 2011).
10.2	Agreement of Limited Partnership of Cole Corporate Income Operating Partnership, LP, by and between Cole Corporate Income Trust, Inc. and the limited partners thereto dated April 29, 2010 (Incorporated by reference to Exhibit 10.2 of the Company’s pre-effective amendment to Form S-11 (File No. 333-166447), filed on January 25, 2011).
10.3	Distribution Reinvestment Plan (Incorporated by reference to Appendix D to the prospectus of the Company filed pursuant to Rule 424(b)(3) on May 4, 2011).
10.4	Escrow Agreement by and among Cole Corporate Income Trust, Inc., Cole Capital Corporation and UMB Bank, N.A. dated January 18, 2011 (Incorporated by reference to Exhibit 10.4 of the Company’s pre-effective amendment to Form S-11 (File No. 333-166447), filed on January 25, 2011).
10.5	Purchase and Sale Agreement dated as of February 24, 2011 by and between Series C, LLC and Cole Corporate Income Operating Partnership, LP (Incorporated by reference to Exhibit 10.5 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on April 22, 2011.
31.1*	Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	In accordance with Item 601(b) (32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.