Form 10-Q
period 2011-06-30
COLE CORPORATE INCOME TRUST, INC.
filed 2011-08-12
CIK 1490626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of August 10, 2011, there were 596,898 shares of common stock, par value $0.01, of Cole Corporate Income Trust, Inc. outstanding.

COLE CORPORATE INCOME TRUST, INC.
INDEX

PART I
FINANCIAL INFORMATION
The accompanying condensed consolidated unaudited interim financial statements as of and for the three and six months ended June 30, 2011 have been prepared by Cole Corporate Income Trust, Inc. (the “Company”, “we”, “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the audited consolidated balance sheet as of December 31, 2010 and related notes thereto included in the Company’s Registration Statement on Form S-11 as declared effective on February 10, 2011. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the operating results expected for the full year. Consolidated results of operations for the period from April 6, 2010 (Date of Inception) to June 30, 2010 have not been presented because the Company had not begun its principal operations during such period. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of the Company’s prospectus.

COLE CORPORATE INCOME TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

	June 30, 2011	December 31, 2010
ASSETS
Investment in real estate assets:
Land	$3,956,317	$—
Building and improvements, less accumulated depreciation of $2,274	27,070,120	—
Acquired intangible lease assets, less accumulated amortization of $1,024	3,441,212	—

Total investment in real estate assets, net	34,467,649	—
Cash and cash equivalents	2,376,010	200,000
Restricted cash	1,013,507	—
Deferred financing costs, less accumulated amortization of $575	273,776	—

Total assets	$38,130,942	$200,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$23,000,000	$—
Note payable to affiliates	9,000,000	—
Accounts payable and accrued expenses	1,351,850	—
Due to affiliates	68,188	—
Acquired below market lease intangible, less accumulated amortization of $480	1,611,436	—
Distributions payable	1,443	—
Deferred rent	303,820	—

Total liabilities	35,336,737	—

Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 403,507 and 20,000 shares issued and outstanding, respectively	4,035	200
Capital in excess of par value	3,624,724	199,800
Accumulated distributions in excess of earnings	(834,554)	—

Total stockholders’ equity	2,794,205	200,000

Total liabilities and stockholders’ equity	$38,130,942	$200,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CORPORATE INCOME TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
Revenues:
Rental and other property income	$8,134	$8,134
Tenant reimbursement income	1,253	1,253

Total revenue	9,387	9,387

Expenses:
General and administrative expenses	61,400	114,508
Property operating expenses	1,253	1,253
Acquisition related expenses	718,839	718,839
Depreciation	2,274	2,274
Amortization	1,024	1,024

Total operating expenses	784,790	837,898

Operating loss	(775,403)	(828,511)

Other income (expense):
Interest and other income	108	108
Interest expense	(4,708)	(4,708)

Total other expense	(4,600)	(4,600)

Net loss	$(780,003)	$(833,111)

Weighted average number of common shares outstanding:
Basic and diluted	32,503	26,286

Net loss per common share:
Basic and diluted	$(24.00)	$(31.69)

Distributions declared per common share:	$0.04	$0.05

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CORPORATE INCOME TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated
	Common Stock		Capital in	Distributions	Total
	Number of	Par	Excess	in Excess of	Stockholders’
	Shares	Value	of Par Value	Earnings	Equity
Balance, January 1, 2011	20,000	$200	$199,800	$—	$200,000
Issuance of common stock	383,507	3,835	3,724,954	—	3,728,789
Distributions	—	—	—	(1,443)	(1,443)
Commissions on stock sales and related dealer manager fees	—	—	(239,504)	—	(239,504)
Other offering costs	—	—	(60,526)	—	(60,526)
Net loss	—	—	—	(833,111)	(833,111)

Balance, June 30, 2011	403,507	$4,035	$3,624,724	$(834,554)	$2,794,205

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CORPORATE INCOME TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF CASH FLOWS

Six Months Ended
June 30, 2011
Cash flows from operating activities:
Net loss	$(833,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,274
Amortization of intangible lease assets and below market lease intangible, net	544
Amortization of deferred financing costs	575
Changes in assets and liabilities:
Accounts payable and accrued expenses	335,700
Deferred rent	303,820
Due to affiliates	7,662

Net cash used in operating activities	(182,536)

Cash flows from investing activities:
Investment in real estate and related assets	(31,843,253)
Change in restricted cash	(1,013,507)

Net cash used in investing activities	(32,856,760)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,728,789
Offering costs on issuance of common stock	(239,504)
Proceeds from notes payable	23,000,000
Proceeds from affiliate note payable	9,000,000
Deferred financing costs paid	(273,979)
Payment of loan deposit	(150,000)
Refund of loan deposit	150,000

Net cash provided by financing activities	35,215,306

Net increase in cash and cash equivalents	2,176,010
Cash and cash equivalents, beginning of period	200,000

Cash and cash equivalents, end of period	$2,376,010

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$1,443
Accrued other offering costs	$60,526
Accrued capital expenditures	$1,015,778
Accrued deferred financing costs	$372
Supplemental Cash Flow Disclosures:
Interest paid	$2,971
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
June 30, 2011
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Corporate Income Trust, Inc. (the “Company”) is a Maryland corporation that was formed on April 6, 2010 and intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the taxable year ending December 31, 2011. The Company is the sole general partner of and owns a 99.9% partnership interest in Cole Corporate Income Operating Partnership, LP, a Delaware limited partnership (“CCI OP”). Cole Corporate Income Advisors, LLC (“CCI Advisors”), the affiliated advisor to the Company, is the sole limited partner and owner of an insignificant noncontrolling partnership interest of 0.1% of CCI OP. Substantially all of the Company’s business is conducted through CCI OP.
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
On June 28, 2011, the Company issued the initial 370,727 shares under the Offering and commenced its principal operations. As of June 30, 2011, the Company had issued 383,507 shares of its common stock in the Offering for gross offering proceeds of approximately $3.7 million before offering costs and selling commissions of $300,000. As discussed in the Registration Statement, the Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of single-tenant, income-producing necessity corporate office and industrial properties, which are leased to creditworthy tenants and strategically located throughout the United States. The Company expects that most of the properties will be subject to “net” leases, whereby the tenant will be primarily responsible for the cost of repairs, maintenance, property taxes, utilities, insurance and other operating costs. As of June 30, 2011, the Company owned one property, comprising 145,025 rentable square feet of single-tenant commercial space located in Texas, which was 100% leased.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. Consolidated results of operations for the period from April 6, 2010 (Date of Inception) to June 30, 2010 have not been presented because the Company had not begun its principal operations during such period.
The accompanying condensed consolidated unaudited financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
June 30, 2011
Investment in and Valuation of Real Estate and Related Assets
The Company is required to make subjective assessments as to the useful lives of its depreciable assets. The Company considers the period of future benefit of the asset to determine the appropriate useful life of each asset. Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of construction and any tenant improvements, major improvements and betterments that extend the useful life of the related asset and leasing costs. All repairs and maintenance are expensed as incurred.
Assets, other than land, are depreciated or amortized on a straight-line basis. The estimated useful lives of the Company’s assets by class are generally as follows:

Building	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lesser of useful life or lease term
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company will assess the recoverability of the assets by determining whether the carrying value of the assets is recovered through the undiscounted operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted operating cash flows do not exceed the carrying value, the Company will adjust the real estate and related intangible assets and liabilities to their fair value and recognize an impairment loss. No impairment losses were recorded during the six months ended June 30, 2011.
Projections of expected future cash flows will require the Company to use estimates such as future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the number of months it takes to re-lease the property, required tenant improvements and the number of years the property is held for investment. The use of alternative assumptions in the future cash flow analysis could result in a different assessment of the property’s future cash flow and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the carrying value of the real estate and related intangible assets.
When a real estate asset is identified as held for sale, the Company will cease depreciation of the asset and estimate the sales price, net of selling costs. If, in the Company’s opinion, the net sales price of the asset is less than the net book value of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property, net of selling costs.
Allocation of Purchase Price of Real Estate and Related Assets
Upon the acquisition of real properties, the Company allocates the purchase price of such properties to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their fair values. Acquisition related expenses are expensed as incurred. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). The Company obtains an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to the Company’s management, is used by its management in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
June 30, 2011
The fair values of above market and below market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases, which are generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease values are capitalized as intangible lease assets or liabilities. Above market lease values are amortized as an adjustment of rental income over the remaining terms of the respective leases. Below market leases are amortized as an adjustment of rental income over the remaining terms of the respective leases, including any bargain renewal periods. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market and below market in-place lease values relating to that lease would be recorded as an adjustment to rental income.
The fair values of in-place leases include direct costs associated with obtaining a new tenant and opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease. Direct costs associated with obtaining a new tenant include commissions and other direct costs and are estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. The value of opportunity costs are calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. These intangibles are capitalized as intangible lease assets and amortized to expense over the remaining term of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.
The determination of the fair values of the assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables. The use of alternative estimates would result in a different assessment of the Company’s purchase price allocations, which could impact the amount of its reported net income (loss).
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
Restricted Cash
Restricted cash as of June 30, 2011 included $1.0 million held by a lender for tenant and capital improvements that were completed by the Company’s tenant. In accordance with the purchase agreement related to the acquisition of the Company’s property, the Company received a credit from the seller for such costs at closing and will reimburse the tenant subject to the provisions of the agreement. The Company had no restricted cash as of December 31, 2010.
Concentration of Credit Risk
As of June 30, 2011, the Company had cash on deposit, including restricted cash, at one financial institution that had deposits in excess of federally insured levels totaling $2.1 million; however, the Company has not experienced any losses in such account. The Company limits significant cash holdings to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.
As of June 30, 2011, the Company had one tenant in the healthcare industry, located in Texas, which accounted for 100% of the Company’s gross annualized based rental revenues.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
June 30, 2011
Revenue Recognition
The Company expects that certain properties will have leases where minimum rent payments increase during the term of the lease. The Company records rental revenue for the full term of each lease on a straight-line basis. When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved.
Income Taxes
The Company intends to qualify and make an election to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, beginning with the taxable year ending December 31, 2011. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes its taxable income to its stockholders, and as long as it distributes at least 90% of its taxable income (excluding capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Offering and Related Costs
CCI Advisors funds all of the organization and offering expenses on the Company’s behalf and may be reimbursed for such costs up to 1.5% of the gross offering proceeds. As of June 30, 2011, CCI Advisors had incurred $1.9 million of costs related to the organization of the Company and the Offering, of which $61,000 was reimbursable by the Company. The remaining $1.8 million of costs related to the organization of the Company and the Offering were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 1.5% of gross proceeds from the Offering. Offering costs include items such as legal and accounting fees, marketing, promotional and printing costs. All offering costs are recorded as a reduction of capital in excess of par value.
Stockholders’ Equity
As of June 30, 2011 and December 31, 2010, the Company was authorized to issue 490,000,000 shares of common stock and 10,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. The Company’s board of directors may authorize additional shares of capital stock and amend their terms without obtaining shareholder approval.
The par value of investor proceeds raised from the Offering is classified as common stock, with the remainder allocated to capital in excess of par value. The Company’s share redemption program provides that (1) the Company will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing twelve-month period prior to the redemption date (provided, however, that while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, such shares will not be subject to this cap); and (2) funding for the redemption of shares will be limited to the amount of net proceeds the Company receives from the sale of shares under the DRIP. In an effort to accommodate redemption requests throughout the calendar year, the Company intends to limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing twelve-month period (provided, however, that while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, such shares will not be subject to this cap), and funding for redemptions for each quarter generally will be limited to the net proceeds received from the sale of shares in the respective quarter under the Company’s DRIP. The Company’s board of directors may waive these quarterly limitations in its sole discretion, subject to the 5% cap on the number of shares that may be redeemed during the respective trailing twelve month period.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
June 30, 2011
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
The Company’s board of directors has authorized a daily distribution, based on 365 days in the calendar year, of $0.001781016 per share (which equates to 6.5% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of each day of the period commencing on the first day following the release from escrow of the subscription proceeds received in the Offering, as a result of the receipt of subscriptions aggregating at least the minimum offering of $2,500,000 (the “Distribution Start Date”), and ending on September 30, 2011. The Distribution Start Date was June 29, 2011. As of June 30, 2011, the Company had distributions payable of $1,443. The distributions were paid in July 2011, of which $938 was reinvested in shares through the Company’s DRIP.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Cash and cash equivalents, restricted cash, and accounts payable and accrued expenses — The Company considers the carrying values of these financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected realization.
Notes payable and note payable to affiliates — The fair value is estimated using a discounted cash flow technique based on estimated borrowing rates available to the Company as of the measurement date. The estimated fair value of the notes payable, including notes payable to affiliates, was $32.0 million as of June 30, 2011, which was equal to the carrying value on that date. The Company had no notes payable outstanding as of December 31, 2010.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
June 30, 2011
NOTE 4 — REAL ESTATE ACQUISITIONS
2011 Property Acquisitions
On June 30, 2011, the Company acquired a 100% interest in a commercial property leased to Minimed Distribution Corp. (“Minimed”), a wholly-owned subsidiary of Medtronic, Inc., which guarantees the lease on an approximately 9.64 acre site located in San Antonio, TX (the “Medtronic Property”) for a gross purchase price of $32.9 million, exclusive of closing costs. The Medtronic Property was acquired by purchasing 100% of the membership interests in Cole OF San Antonio TX, LLC (“OF San Antonio”), a Delaware limited liability company, from Series C, LLC (“Series C”), an affiliate of the Company’s advisor. OF San Antonio owns as its only asset, the Medtronic Property. The Medtronic Property is 100% leased to Minimed, subject to a net lease, with annual base rent under the lease of $2,755,475, or $19.00 per square foot. The initial term of the lease expires October 31, 2020. A majority of the Company’s board of directors (including all of the Company’s independent directors) not otherwise interested in the acquisition approved the acquisition as being fair and reasonable, and determined that the cost does not exceed the lesser of the current appraised value of the Medtronic Property or the cost of the property to Series C. The Medtronic Property was acquired through the use of loan proceeds and proceeds from the Company’s ongoing public offering of common stock. The Company allocated the purchase price of the Medtronic Property to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation:

June 30, 2011
Land	$3,956,317
Building and improvements	27,072,394
Acquired in-place leases	3,433,205
Acquired below-market leases	(1,611,916)

Total purchase price	$32,850,000

In addition, the Company recorded a payable for an unpaid tenant improvement allowance assumed, for which a credit was received at the closing of the acquisition. The Company recorded revenue of $9,000 and a net loss of $719,000 for the three and six months ended June 30, 2011 related to the Medtronic Property. In addition, the Company expensed $719,000 of acquisition costs for the three and six months ended June 30, 2011.
The following information summarizes selected financial information of the Company, as if the Medtronic Property was acquired on April 6, 2010 (Date of Inception) for each period presented below. The table below presents the Company’s estimated revenue and net loss, on a pro forma basis, for the three and six months ended June 30, 2011, and for the period from April 6, 2010 (Date of Inception) to June 30, 2010:

			For the period
			from April 6, 2010
	Three Months Ended,	Six Months Ended,	(Date of Inception) to
	June 30, 2011	June 30, 2011	June 30, 2010
Pro forma basis:
Revenue	$845,417	$1,690,834	$794,038
Net income (loss)	$85,756	$178,967	$(694,682)
The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transaction occurred at the beginning of each period presented, nor does it purport to represent the results of future operations.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
June 30, 2011
NOTE 5 — NOTES PAYABLE
As of June 30, 2011, the Company had total notes payable and note payable to affiliates of $32.0 million with a fixed interest rate of 4.65% and a weighted average remaining term of 4.03 years. During the six months ended June 30, 2011, in connection with the acquisition of the Medtronic Property, the Company entered into a $23.0 million mortgage loan with Wells Fargo Bank, National Association (the “Wells Fargo Loan”) and a $9.0 million subordinate loan with Series C (the “Series C Loan”). The Wells Fargo Loan, which is secured by the Medtronic Property and matures on July 1, 2016, consists of i) an $18.0 million loan that bears a fixed interest rate of 4.65% with monthly interest only payments (the “Mortgage Loan”) and ii) a $5.0 million loan with interest only payments at a fixed interest rate of 4.65% until December 31, 2011 and 10.0% thereafter (the “Mezzanine Loan”). The Mortgage Loan generally may not be prepaid without premium or penalty, however the Mezzanine Loan may be prepaid at any time without penalty or premium. The Series C Loan is full recourse to the Company and bears interest at a fixed interest rate of 4.65% with accrued interest and principal due upon maturity on December 31, 2012. The Series C Loan may not be prepaid in whole or in part as long as the Mezzanine Loan remains outstanding, after which the Series C Loan can be prepaid without premium or penalty. In the event the Wells Fargo Loan or the Series C Loan are not paid off on the respective maturity dates, the loans include default provisions. Upon the occurrence of an event of default, interest on the Well Fargo Loan will accrue at an annual default interest rate equal to 5% above the stated interest rate and interest on the Series C Loan will accrue at an annual default interest rate equal to 4% above the stated interest rate.
The Series C Loan has been approved by a majority of the directors (including all of the Company’s independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to the Company than a comparable loan between unaffiliated parties. In addition, a majority of the directors (including all of the Company’s independent directors) not otherwise interested in such transaction have determined that borrowing in excess of 60% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets is justified and in the best interest of the Company’s stockholders.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any pending legal proceedings of which the outcome is reasonably likely to have a material effect on its results of operations, financial condition, or liquidity.
Environmental Matters
In connection with the ownership and operation of real estate, the Company potentially may be liable for costs and damages related to environmental matters. In addition, the Company may acquire certain properties that are subject to environmental remediation. The Company carries environmental liability insurance on its properties that will provide limited coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. The Company is not aware of any environmental matters which it believes will have a material effect on its results of operations, financial condition or liquidity.
NOTE 7 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred, and will continue to incur, commission, fees and expenses payable to its advisor and certain affiliates in connection with the Offering, and the acquisition, management and sale of its assets.
Offering
Cole Capital Corporation (“Cole Capital”), the Company’s affiliated dealer-manager, receives, and will continue to receive a commission of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. Cole Capital intends to reallow 100% of commissions earned to participating broker-dealers. In addition, up to 2% of gross offering proceeds before reallowance to participating broker-dealers will be paid to Cole Capital as a dealer-manager fee. Cole Capital, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers. No selling commissions or dealer manager fees are paid to Cole Capital or other broker-dealers with respect to shares sold pursuant to the Company’s DRIP.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
June 30, 2011
All organization and offering expenses (excluding selling commissions and the dealer-manager fee) are paid for by CCI Advisors or its affiliates and can be reimbursed by the Company up to 1.5% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be underwriting compensation. As of June 30, 2011, CCI Advisors had paid organization and offering costs of $1.8 million in connection with the Offering which were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 1.5% of gross proceeds from the Offering. This amount may become payable to CCI Advisors as the Company continues to raise proceeds in the Offering.
The Company recorded commissions, fees and expense reimbursements as shown in the table below for services provided by CCI Advisors and its affiliates related to the services described above during the periods indicated:

Three and Six Months Ended
June 30, 2011
Offering:
Selling commissions	$185,255
Selling commissions reallowed by Cole Capital	$185,255
Dealer manager fee	$54,249
Dealer manager fee reallowed by Cole Capital	$32,441
Other organization and offering expenses	$60,526
Acquisitions and Operations
CCI Advisors or its affiliates also will receive acquisition fees of up to 2% of: (i) the contract purchase price of each property or asset the Company acquires; (ii) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (iii) the purchase price of any loan the Company acquires; and (iv) the principal amount of any loan the Company originates. Additionally, CCI Advisors or its affiliates will be reimbursed for acquisition expenses incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction does not exceed 6.0% of the contract purchase price.
The Company will pay CCI Advisors a monthly advisory fee based upon the Company’s monthly average invested assets, which is equal to the following amounts: (i) an annualized rate of 0.75% will be paid on the Company’s average invested assets that are between $0 to $2 billion; (ii) an annualized rate of 0.70% will be paid on the Company’s average invested assets that are between $2 billion to $4 billion; and (iii) an annualized rate of 0.65% will be paid on the Company’s average invested assets that are over $4 billion. The Company’s advisor has agreed to waive its right to an advisory fee during the first six months following the date the Company satisfied the minimum offering conditions of its escrow agreement.
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
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CCI Advisors and its affiliates related to the services described above during the periods indicated:

Three and Six Months Ended
June 30, 2011
Acquisitions and Operations:
Acquisition fees and expenses	$657,000
Advisory fees and expenses	$—
Operating expenses	$—

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
June 30, 2011
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
During the three and six months ended June 30, 2011, no commissions or fees were incurred for services provided by CCI Advisors and its affiliates related to the services described above.
Transactions and Agreements
In connection with the acquisition of the Medtronic Property discussed in Note 4, the Company entered into a $9.0 million loan with Series C, which is an affiliate of the Company’s advisor. The Company’s board of directors, including all of the independent directors not otherwise interested in the transaction, approved the loans as fair, competitive and commercially reasonable, and determined that their terms were no less favorable to the Company than loans between unaffiliated third parties under similar circumstances.
During the six months ended June 30, 2011, the Company acquired a 100% interest in the Medtronic Property from an affiliate of the Company’s advisor for an aggregate purchase price of $32.9 million, exclusive of closing costs. A majority of the Company’s board of directors, including all of the Company’s independent directors, not otherwise interested in the acquisitions approved the acquisition as being fair and reasonable to the Company and that the cost to the Company was not in excess of the current appraised value of the property or the cost of the property to the affiliate.
NOTE 8 — ECONOMIC DEPENDENCY
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

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
June 30, 2011
NOTE 9 — NEW ACCOUNTING PRONOUNCEMENTS
In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, (“ASU 2010-29”), which clarifies the manner in which pro forma disclosures are calculated and provides additional disclosure requirements regarding material nonrecurring adjustments recorded as a result of a business combination. ASU 2010-29 was effective for the Company upon the acquisition of the Medtronic Property, and its provisions were applied to the pro forma information presented in Note 4.
In May 2011, FASB issued ASU 2011-04, Fair Value Measurements and Disclosures (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, (“ASU 2011-04”), which converges guidance between GAAP and International Financial Reporting Standards (“IFRS”) on how to measure fair value and on what disclosures to provide about fair value measurements. ASU 2011-04 is effective for the Company on January 1, 2012. The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated financial statements.
In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, (“ASU 2011-05”), which improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. ASU 2011-05 is effective for the Company on January 1, 2012. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s consolidated financial statements.
NOTE 10 — SUBSEQUENT EVENT
Status of the Offering
As of August 10, 2011, the Company had received $5.7 million in gross offering proceeds through the issuance of approximately 577,000 shares of its common stock in the Offering.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto, and the other unaudited financial data included elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated balance sheet, and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Registration Statement on Form S-11. The terms “we,” “us,” “our” and the “Company” refer to Cole Corporate Income Trust, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated unaudited financial statements and the notes thereto.
Forward-Looking Statements
Except for historical information, this section contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including discussion and analysis of our financial condition and our subsidiaries, our anticipated capital expenditures, amounts of anticipated cash distributions to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” or comparable words, variations and similar expressions are intended to identify forward-looking statements. All statements not based on historical fact are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or implied in the forward-looking statements. A full discussion of our risk factors may be found in the “Risk Factors” section in our prospectus.
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
Overview
We were formed on April 6, 2010, and we intend to qualify as a REIT beginning with the taxable year ending December 31, 2011. We commenced our principal operations on June 28, 2011, when we issued the initial 370,727 shares of common stock in the Offering. We acquired our first real estate property on June 30, 2011. We have no paid employees and are externally advised and managed by CCI Advisors, an affiliate of ours.

Recent Market Conditions
Beginning in late 2007, domestic and international financial markets experienced significant disruptions that were brought about in large part by challenges in the world-wide banking system. These disruptions severely impacted the availability of credit and have contributed to rising costs associated with obtaining credit. In 2010, the volume of mortgage lending for commercial real estate began increasing and lending terms improved; however, such lending activity is significantly less than previous levels. Although lending market conditions have improved, we may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. For properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including the securitization of debt, utilizing fixed rate loans, short-term variable rate loans, assuming existing mortgage loans in connection with property acquisitions, or entering into interest rate lock or swap agreements, or any combination of the foregoing. We may also acquire properties for cash without financing, which would reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. If we are unable to obtain suitable financing for future acquisitions or we are unable to identify suitable properties at appropriate prices in the current credit environment, we may have a larger amount of uninvested cash, which may adversely affect our results of operations. We will continue to evaluate alternatives in the current market, including purchasing or originating debt backed by real estate, which could produce attractive yields in the current market environment.
The economic downturn has led to high unemployment rates and a decline in consumer spending. These economic trends have adversely impacted the real estate markets, causing higher tenant vacancies, declining rental rates and declining property values. Recently, the economy has improved and continues to show signs of recovery. Additionally, the real estate markets have recently observed an improvement in property values, occupancy and rental rates; however, in most markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of June 30, 2011, 100% of our rentable square feet was under lease. However, if the recent improvements in economic conditions do not continue, we may experience vacancies or be required to reduce rental rates on occupied space. If we do experience vacancies, our advisor will actively seek to lease our vacant space, however, such space may be leased at lower rental rates and for shorter lease terms than previously experienced.
Results of Operations
On June 28, 2011, we commenced our principal operations and on June 30, 2011, we acquired one single-tenant, freestanding commercial property. Because we did not commence principal operations until June 28, 2011, comparative financial data is not presented for the period from April 6, 2010 (Date of Inception) to June 30, 2010.
Three Months Ended June 30, 2011
Revenue for the three months ended June 30, 2011 totaled $9,000. Our revenue consisted primarily of rental and other property income of $8,000 related to the acquisition of the Medtronic Property, which accounted for 87% of our total revenue. We also pay certain operating expenses subject to reimbursement by the tenant, which resulted in $1,000 in tenant reimbursement income during the three months ended June 30, 2011.
For the three months ended June 30, 2011, property operating expenses were $1,000, depreciation and amortization expenses were $3,000, and acquisition costs expensed totaled $719,000, all of which were related to our acquisition of the Medtronic Property. General and administrative expenses for the three months ended June 30, 2011 totaled $61,000, primarily relating to fees paid to our independent directors, accounting fees and other organization costs.
Our acquisition of the Medtronic Property during the three months ended June 30, 2011 was financed with proceeds from our Offering and $32.0 million of fixed rate loans, $9.0 million of which was obtained from an affiliate of our advisor. During the three months ended June 30, 2011, we incurred interest expense of $5,000. Our debt financing costs in future periods will vary based on our level of future borrowings, which will depend on the level of investor proceeds raised, the cost and availability of borrowings, and the opportunity to acquire real estate assets fitting our investment needs.

Six Months Ended June 30, 2011
Revenue for the six months ended June 30, 2011 totaled $9,000. Our revenue consisted primarily of rental and other property income of $8,000 related to the acquisition of the Medtronic Property, which accounted for 87% of our total revenue. We also pay certain operating expenses subject to reimbursement by the tenant, which resulted in $1,000 in tenant reimbursement income during the six months ended June 30, 2011.
For the six months ended June 30, 2011, property operating expenses were $1,000, depreciation and amortization expenses were $3,000, and acquisition costs expensed totaled $719,000, all of which were related to our acquisition of the Medtronic Property. General and administrative expenses for the six months ended June 30, 2011 totaled $115,000, primarily relating to fees paid to our independent directors, legal fees, accounting fees and other organization costs.
Our acquisition of the Medtronic Property during the six months ended June 30, 2011 was financed with proceeds from our Offering and $32.0 million of fixed rate loans, $9.0 million of which was obtained from an affiliate of our advisor. During the six months ended June 30, 2011, we incurred interest expense of $5,000. Our debt financing costs in future periods will vary based on our level of future borrowings, which will depend on the level of investor proceeds raised, the cost and availability of borrowings, and the opportunity to acquire real estate assets fitting our investment needs.
Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001781016 per share (which equates to 6.5% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of each day of the period commencing on the Distribution Start Date and ending on September 30, 2011. No distributions were paid during the six months ended June 30, 2011.
Liquidity and Capital Resources
General
Our principal demands for funds will be for real estate and real estate-related investments, for the payment of acquisition related expenses, operating expenses, distributions and redemptions to stockholders and principal and interest on any current and any future indebtedness. Generally, cash needs for items other than acquisitions and acquisition related expenses will be generated from operations of our current and future investments. We expect to meet cash needs for acquisitions from the net proceeds of our Offering and from debt financings. The sources of our operating cash flows will primarily be driven by the rental income received from current and future leased properties. We expect to continue to raise capital through our Offering and to utilize such funds and future proceeds from secured or unsecured financing to complete future property acquisitions. As of June 30, 2011, we had raised $3.7 million of gross proceeds in the Offering.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions and interest and principal on current and any future indebtedness. We expect to meet our short-term liquidity requirements through net cash provided by property operations and proceeds from the Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our expected future acquisitions. As of June 30, 2011, we had $1.0 million of restricted cash that was due to our tenant for which we received a credit for at the closing of the transaction. In addition, in accordance with the Mezzanine Loan provisions, the interest rate applied to the outstanding balance will increase on December 31, 2011 to 10%. We are currently evaluating the possible repayment or refinancing of the Mezzanine Loan. If we are unable to repay or refinance the Mezzanine Loan prior to December 31, 2011, the interest rate charged to us will be higher, which will adversely affect our results of operations and the dividend rate we are able to pay to our investors.

We expect our operating cash flows to increase as properties are added to our portfolio. We expect that approximately 87.2% of the gross proceeds from the sale of our common stock will be invested in real estate, approximately 10.5% will be used to pay sales commissions, dealer manager fees and offering and organizational costs, with the remaining 2.3% used to pay acquisition and advisory fees and acquisition expenses. Our advisor pays the organizational and offering costs associated with the sale of our common stock, which we reimburse in an amount up to 1.5% of the gross proceeds of the Offering. As of June 30, 2011, our advisor had paid $1.9 million of offering and organization costs since the inception of the Offering, and we had recorded $61,000 as a liability due to our advisor for such costs.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and the payment of acquisition related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any current and future indebtedness. We expect to meet our long-term liquidity requirements through proceeds from the sale of our common stock, proceeds from secured or unsecured financings from banks and other lenders, the selective and strategic sale of properties and net cash flows from operations.
We expect that substantially all net cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions, as necessary, including proceeds from the Offering, and/or future borrowings. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash resulting from our Offering or debt financing will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt, or distributions to our stockholders.
As of June 30, 2011, we had $32.0 million of debt outstanding, including an affiliate note payable. See Note 5 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of the debt outstanding. Our contractual obligations as of June 30, 2011, were as follows:

	Payments due by period (1)(2)
		Less Than 1			More Than 5
	Total	Year	1-3 Years	4-5 Years	Years
Principal payments — fixed rate debt	$32,000,000	$—	$9,000,000	$23,000,000	$—
Interest payments — fixed rate debt (3)	7,179,000	1,203,250	4,638,750	1,337,000	—

Total	$39,179,000	$1,203,250	$13,638,750	$24,337,000	$—

(1)	The table does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Principal paydown amounts are included in payments due by period.

(3)	Our Series C Loan accrues interest at a rate of 4.65%, with the accrued interest due upon maturity of the loan on December 31, 2012.

We intend to borrow money to acquire additional properties and make other investments. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 300% of our net assets as of the date of any borrowing, which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines; however, we may exceed that limit if approved by a majority of our independent directors. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. During the six months ended June 30, 2011, we obtained borrowings that caused our ratio to debt to total gross real estate assets net of gross intangible lease liabilities to exceed the 60% limitation, which was approved by our independent directors. The independent directors believed such borrowing levels were justified for the following reasons:
•	the borrowings enabled us to purchase an initial property and earn rental income more quickly;

•	the property acquisition was likely to increase the net offering proceeds from our initial public offering by allowing us to show potential investors actual acquisitions, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for investors and preserve investor capital; and

•	based on expected equity sales at the time the high leverage was likely to exceed the charter’s guidelines only for a limited period of time.
Cash Flow Analysis
Operating Activities. Net cash used in operating activities was $183,000 for the six months ended June 30, 2011, primarily due to a net loss of $833,000. Our net loss for the period was primarily due to acquisition related costs expensed and was offset by an increase in accounts payable and accrued expenses of $336,000 and deferred rent received of $304,000. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities was $32.9 million for the six months ended June 30, 2011, resulting from the acquisition of the Medtronic Property.
Financing Activities. Net cash provided by financing activities was $35.2 million for the six months ended June 30, 2011, primarily due to net proceeds from notes payable of $32.0 million and proceeds from the issuance of common stock under the Offering of $3.7 million, partially offset by the payment of offering costs of $240,000 and deferred financing costs of $274,000.
Election as a REIT
We intend to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, beginning with the year ending December 31, 2011. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income for four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying condensed consolidated unaudited financial statements. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying financial statements.

Critical Accounting Policies and Estimates
Our accounting policies have been established to conform to GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the following:
•	Investment in and Valuation of Real Estate and Related Assets;

•	Allocation of Purchase Price of Real Estate and Related Assets;

•	Revenue Recognition; and

•	Income Taxes.
A complete description of such policies and our considerations as of December 31, 2010 is contained in our Registration Statement on Form S-11, and our critical accounting policies have not changed during the six months ended June 30, 2011. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated balance sheet as of December 31, 2010, and related notes thereto.
Commitments and Contingencies
We expect that we may be subject to certain contingencies and commitments with regard to future transactions. Refer to Note 6 to our condensed consolidated unaudited financial statements accompanying this Quarterly Report on Form 10-Q for further explanations.
Related-Party Transactions and Agreements
We have entered into agreements with CCI Advisors and its affiliates, whereby we agree to pay certain fees, or reimburse certain expenses of, CCI Advisors or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. See Note 7 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.
Subsequent Events
Certain events occurred subsequent to June 30, 2011 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 10 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation.
New Accounting Pronouncements
There are no accounting pronouncements that have been issued but not yet adopted by us that will have a material impact on our consolidated financial statements.
Off Balance Sheet Arrangements
As of June 30, 2011 and December 31, 2010, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2011, we had $32.0 million of fixed rate debt outstanding. As of June 30, 2010, we had no variable rate debt outstanding and therefore are not directly exposed to interest rate changes. In the future we expect that we may obtain fixed or variable rate debt financing to fund certain property acquisitions and make loans and other permitted investments, and may be exposed to interest rate changes. We intend to manage our interest rate risk by limiting the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may enter into derivative financial instruments such as interest rate swaps, interest rate caps, and rate lock arrangements in order to mitigate our interest rate risk.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2011, were effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business we may become subject to litigation or claims. We are not a party to any material pending legal proceedings.

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
As of June 30, 2011, we had issued approximately 383,507 shares in the Offering for gross proceeds of $3.7 million, out of which we paid $240,000 in selling commissions and dealer manager fees. As of June 30, 2011, we had not paid any organization and offering costs to our advisor or its affiliates. With the net offering proceeds, we acquired $32.9 million in real estate and related assets and paid costs of $719,000 in acquisition related expenses. As of August 10, 2011 we have sold approximately 577,000 shares in the Offerings for gross offering proceeds of $5.7 million.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended June 30, 2011 that would require a response to this item.

Item 4.	[Removed and Reserved]

Item 5.	Other Information
No events occurred during the three months ended June 30, 2011 that would require a response to this item.

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

Cole Corporate Income Trust, Inc. (Registrant)
By:	/s/ Simon J. Misselbrook
	Name:	Simon J. Misselbrook
	Title:	Vice President of Accounting (Principal Accounting Officer)

Date: August 11, 2011

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Exhibit 4.1 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on July 22, 2011).
4.2	Form of Additional Investment Subscription Agreement (included as Exhibit 4.2 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on July 22, 2011).
4.3	Form of Alternative Subscription Agreement (Incorporated by reference to Exhibit 4.3 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on April 22, 2011).
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

10.3	Distribution Reinvestment Plan (included as Exhibit 10.3 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on July 22, 2011).
10.4
Purchase and Sale Agreement dated as of February 24, 2011 by and between Series C, LLC and Cole Corporate Income Operating Partnership, LP (Incorporated by reference to Exhibit 10.5 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on April 22, 2011.

10.5
Amended and Restated Escrow Agreement by and among Cole Corporate Income Trust, Inc., Cole Capital Corporation and UMB Bank, N.A. dated April 26, 2011 (included as Exhibit 10.6 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on July 22, 2011).

10.6
Promissory Note, dated June 30, 2011, by and between Cole Corporate Income Trust, Inc. and Series C, LLC (included as Exhibit 10.7 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on July 22, 2011).

10.7
Loan Agreement, dated June 30, 2011, by and between Cole OF San Antonio TX, LLC and Wells Fargo Bank, National Association (included as Exhibit 10.8 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on July 22, 2011).

10.8
Mezzanine Loan Agreement, dated June 30, 2011, by and between Cole Mezzco San Antonio TX, LLC and Wells Fargo Bank, National Association (included as Exhibit 10.9 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on July 22, 2011).

Exhibit No.	Description
31.1*	Certification of the Chief Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document.
101.SCH***	XBRL Taxonomy Extension Schema Document.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

**	In accordance with Item 601(b) (32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

***	XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.