Form 10-K
period 2011-12-31
COLE CORPORATE INCOME TRUST, INC.
filed 2012-03-13
CIK 1490626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 333-166447

COLE CORPORATE INCOME TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	27-2431980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2325 East Camelback Road, Suite 1100 Phoenix, Arizona, 85016	(602) 778-8700
(Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer  ☐                                     Accelerated filer  ☐                                     Non-accelerated filer  ☒                                Smaller  reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

There is no established market for the registrant’s shares of common stock. The registrant is currently conducting an initial public offering of its shares of common stock pursuant to a Registration Statements on Form S-11, which shares are being sold at $10.00 per share with discounts available for certain categories of purchasers. There were 268,122 shares of common stock held by non-affiliates as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of common stock outstanding as of March 9, 2012 was 2.0 million.

Documents Incorporated by Reference:

The Registrant incorporates by reference portions of the Cole Corporate Income Trust, Inc. Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K of Cole Corporate Income Trust, Inc., other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission (the “SEC”). We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Annual Report on Form 10-K. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in “Item 1A — Risk Factors” of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Formation

Cole Corporate Income Trust, Inc. (the “Company”, “we,” “our” or “us”) is a Maryland corporation that was formed on April 6, 2010 (Date of Inception) and believes it qualifies and intends to elect to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the taxable year ended December 31, 2011. The Company is the sole general partner of and owns a 99.99% partnership interest in Cole Corporate Income Operating Partnership, LP, a Delaware limited partnership (“CCI OP”). Cole Corporate Income Advisors, LLC (“CCI Advisors”), the advisor to the Company, is the sole limited partner and owner of an insignificant noncontrolling partnership interest of less than 0.01% of CCI OP.

Our sponsor, Cole Real Estate Investments, which is comprised of a group of affiliated entities, including our advisor, has sponsored various real estate investment programs. CCI Advisors, pursuant to an advisory agreement with us, is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf. Our charter provides that our independent directors are responsible for reviewing the performance of our advisor and determining whether the compensation paid to our advisor and its affiliates is reasonable. The advisory agreement with CCI Advisors is for a one-year term and is reconsidered on an annual basis by our board of directors.

On February 10, 2011, pursuant to a registration statement on Form S-11 filed with the SEC under the Securities Act of 1933, as amended (the “Registration Statement”), the Company commenced its initial public offering on a “best efforts” basis offering up to a maximum of 250,000,000 shares of its common stock at a price of $10.00 per share, and up to 50,000,000 additional shares pursuant to a distribution reinvestment plan (the “DRIP”) under which its stockholders may elect to have distributions reinvested in additional shares at a price of $9.50 per share (the “Offering”).

On June 28, 2011, the Company issued the initial 370,727 shares in the Offering and commenced principal operations. As of December 31, 2011, the Company had issued 1.4 million shares of its common stock in the Offering for gross offering proceeds of approximately $13.5 million before offering costs and selling commissions of $1.3 million. As disclosed in the Registration Statement, the Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of single-tenant, income-producing necessity corporate office and industrial properties, which are leased to creditworthy tenants and strategically located throughout the United States. The Company expects that most of the properties will be subject to “net” leases, whereby the tenant will be primarily responsible for the cost of repairs, maintenance, property taxes, utilities, insurance and other operating costs. As of December 31, 2011, the Company owned one property, comprising 145,025 rentable square feet of single-tenant commercial space located in Texas, which was 100% leased.

Investment Objectives and Policies

Our primary investment objectives are:

•	to acquire necessity corporate properties, net leased under long-term leases to creditworthy tenants, which provide current operating cash flow;

•	to provide reasonably stable, current income for stockholders through the payment of cash distributions; and

•	to provide the opportunity to participate in long-term capital appreciation in the value of our investments.

We cannot assure investors that we will achieve these investment objectives. Our board of directors may revise our investment policies, as described below, without the concurrence of our stockholders. However, our board of directors will not amend our charter, including any investment policies that are provided in our charter, without the concurrence of a majority of the outstanding shares, except for amendments that do not adversely affect the rights, preferences and privileges of our stockholders. Our independent directors review our investment policies at least annually to determine that our policies are in the best interest of our stockholders.

Acquisition and Investment Policies

Types of Investments

We plan to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of single-tenant, income-producing necessity corporate office and industrial properties, which are leased to creditworthy tenants under long-term net leases and strategically located throughout the United States. We consider necessity properties to be properties that are essential to the operation of the tenant’s business, typically due to one or more of the following factors:

•	difficulty of replacement or prohibitive cost to relocate;

•	sole or major location for its distribution or office operations;

•	proximity to its distribution, manufacturing, research facilities or customer base;

•	lower labor, transportation and/or operating costs;

•	more stable labor force;

•	optimal access to transportation networks that enable efficient distribution; and/or

•	significant amount of tenant-funded capital improvements, such as customized computer systems and information technology infrastructure, racking and sorting systems, and cooling or refrigeration systems.

For example, distribution facilities, warehouses, manufacturing plants and corporate or regional headquarters are often considered to be necessity properties if the properties are in strategic locations, are difficult to replace, or have other attributes, such as those mentioned above, that would make a tenant’s relocation difficult and/or costly. We believe that necessity properties provide a relatively greater level of stability than other property types because they typically involve long-term leases and experience relatively low tenant turnover. We also believe that, as a result of recent and ongoing business developments, such as the role of the internet in the distribution of products, globalization of importing and exporting products and consolidation of businesses requiring office buildings to accommodate a single tenant, there is, and we expect there will continue to be, increasing demand by commercial tenants for necessity corporate properties.

For over three decades, our sponsor has developed and utilized this investment approach in acquiring and managing commercial real estate assets primarily in the retail sector. A substantial portion of our sponsor’s experience included the application of this investment approach in the corporate sector, and we expect that our advisor will apply this conservative and disciplined investment approach in acquiring and managing, on our behalf, necessity corporate properties. Further, our sponsor’s investment strategy focuses on properties that typically have high occupancy rates (greater than 90%) and low to moderate leverage (0% to 50% loan to value). In addition, our sponsor has built an organization of over 300 employees, who are experienced in the various aspects of acquiring, financing and managing commercial real estate, and we believe that our access to these resources will provide us with a competitive advantage.

We expect that our portfolio will include recently constructed, high quality industrial properties that are of necessity to a single principal tenant, subject to a long-term net lease, and used for purposes such as warehousing, distribution, light manufacturing, research and development, or industrial flex facilities. We also expect that our portfolio will include recently constructed, high quality, low-, mid- or high-rise office buildings that are of necessity to a principal tenant, subject to a long-term net lease, and used for purposes such as a corporate, regional or product-specific headquarters. It is our present intention to hold substantially all of the properties that we acquire for a period of more than seven years.

We expect that some of our corporate properties will be multi-tenant properties, anchored by one or more principal tenants, who are creditworthy and subject to long-term net leases. We expect that, from time to time, we may invest in corporate development projects, designed to construct an income-producing office or industrial property to serve one or more creditworthy tenants. Our goal is to acquire a portfolio of properties that are diversified by way of location and industry, in order to minimize the potential adverse impact of economic slow-downs or downturns in local markets or a specific industry.

There is no limitation on the number, size or type of properties that we may acquire or on the percentage of net proceeds of this offering that may be invested in a single property. The number and mix of properties comprising our portfolio will depend upon real estate market conditions and other circumstances existing at the time we acquire properties, and the amount of proceeds we raise in this offering. We are not restricted to investments in corporate properties. We will not forego a high quality investment because it does not precisely fit our expected portfolio composition. See “— Other Possible Investments” below for a description of other types of real estate and real estate-related investments we may make.

We intend to incur debt to acquire properties where our advisor determines that incurring such debt is in our best interests and in the best interest of our stockholders. In addition, from time to time, we may acquire some properties without financing and later incur mortgage debt secured by one or more of such properties if favorable financing terms are available. We will use the proceeds from these loans to acquire additional properties. See “— Borrowing Policies” below for a more detailed description of our borrowing intentions and limitations.

Real Estate Underwriting Process

In evaluating potential property acquisitions consistent with our investment objectives, our advisor will apply a well-established underwriting process to determine the creditworthiness of potential tenants. Similarly, our advisor will apply credit underwriting criteria to possible new tenants when we are re-leasing properties in our portfolio. Many of the tenants of our properties will be creditworthy entities having high net worth and operating income. Our advisor’s underwriting process includes analyzing the financial data and other available information about the tenant, such as income statements, balance sheets, net worth, cash flow, business plans, data provided by industry credit rating services, and/or other information our advisor may deem relevant. Generally, these tenants must have a proven track record in order to meet the credit tests applied by our advisor. In addition, we may obtain guarantees of leases by the corporate parent of the tenant, in which case our advisor will analyze the creditworthiness of the guarantor. In many instances, especially in sale-leaseback situations, where we are acquiring a property from a company and simultaneously leasing it back to the company under a long-term lease, we will meet with the senior management to discuss the company’s business plan and strategy.

When using debt rating agencies, a tenant typically will be considered creditworthy when the tenant has an “investment grade” debt rating by Moody’s Investors Service (“Moody’s”) of Baa3 or better, credit rating by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”) of BBB- or better, or its payments are guaranteed by a company with such rating. Changes in tenant credit ratings, coupled with future acquisition and disposition activity, may increase or decrease our concentration of creditworthy tenants in the future.

Moody’s ratings are opinions of future relative creditworthiness based on an evaluation of franchise value, financial statement analysis and management quality. The rating given to a debt obligation describes the level of risk associated with receiving full and timely payment of principal and interest on that specific debt obligation and how that risk compares with that of all other debt obligations. The rating, therefore, provides one measure of the ability of a company to generate cash in the future.

A Moody’s debt rating of Baa3, which is the lowest investment grade rating given by Moody’s, is assigned to companies which, in Moody’s opinion, have adequate financial security. However, certain protective elements may be lacking or may be unreliable over any given period of time. A Moody’s debt rating of AAA, which is the highest investment grade rating given by Moody’s, is assigned to companies which, in Moody’s opinion, have exceptional financial security. Thus, investment grade tenants will be judged by Moody’s to have at least adequate financial security, and will in some cases have exceptional financial security.

Standard & Poor’s assigns a credit rating to companies and to each issuance or class of debt issued by a rated company. A Standard & Poor’s credit rating of BBB-, which is the lowest investment grade rating given by Standard & Poor’s, is assigned to companies that, in Standard & Poor’s opinion, exhibit adequate protection parameters. However, adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the company to meet its financial commitments. A Standard & Poor’s credit rating of AAA+, which is the highest investment grade rating given by Standard & Poor’s, is assigned to companies that, in Standard & Poor’s opinion, have extremely strong capacities to meet their financial commitments. Thus, investment grade tenants will be judged by Standard & Poor’s to have at least adequate protection parameters, and will in some cases have extremely strong financial positions.

While we will utilize ratings by Moody’s and Standard & Poor’s as one factor in determining whether a tenant is creditworthy, our advisor will also consider other factors in determining whether a tenant is creditworthy, for the purpose of meeting our investment objectives. Our advisor’s underwriting process will also look at other debt agencies, such as Dun & Bradstreet, along with our advisor’s own analysis of the financial condition of the tenant and/or the guarantor, the operating history of the property with the tenant, the tenant’s market share and track record within the tenant’s industry segment, the general health and outlook of the tenant’s industry segment, the strength of the tenant’s management team and the terms and length of the lease at the time of the acquisition.

Description of Leases

We expect, in most instances, to acquire tenant properties with existing double net or triple net leases. “Net” leases means leases that typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, maintenance, insurance and building repairs related to the property, in addition to the lease payments. Triple net leases typically require the tenant to pay all costs associated with a property in addition to the base rent and percentage rent, if any, including capital expenditures for the roof and the building structure. Double net leases typically hold the landlord responsible for the capital expenditures for the roof and structure, while the tenant is responsible for all lease payments and remaining operating expenses associated with the property. We expect that double net and triple net leases will help ensure the predictability and stability of our expenses, which we believe will result in greater predictability and stability of our cash distributions to stockholders. Not all of our leases will be net leases. In respect of multi-tenant properties, we expect to have a variety of lease arrangements with the tenants of these properties. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property. We will have limited ability to revise the terms of leases to those tenants. We expect that multi-tenant office space is likely to be subject to “gross” leases. “Gross” leases means leases that typically require the tenant to pay a flat rental amount and we would pay for all property charges regularly incurred as a result of our owning the property. Not all of our leases will be net leases. When spaces in a property become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we anticipate entering into “net” leases.

We intend to enter into leases that have terms of ten years or more. We may acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is in an attractive location, if the property is difficult to replace, or if the property has other significant favorable real estate attributes. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases also will contain provisions that increase the amount of base rent payable at points during the lease term. We expect that many of our leases will contain periodic rent increases. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. Tenants will be required to provide proof of insurance by furnishing a certificate of insurance to our advisor on an annual basis. The insurance certificates will be tracked and reviewed for compliance by our advisor’s property and risk management departments. As a precautionary measure, we may obtain, to the extent available, secondary liability insurance, as well as loss of rents insurance that covers one year of annual rent in the event of a rental loss.

Some leases may require that we procure insurance for both commercial general liability and property damage; however, generally the premiums are fully reimbursable from the tenant. In such instances, the policy will list us as the named insured and the tenant as the additional insured.

We do not expect to permit leases to be assigned or subleased without our prior written consent. If we do consent to an assignment or sublease, generally we expect the terms of such consent to provide that the original tenant will remain fully liable under the lease unless we release that original tenant from its obligations.

We may purchase properties and lease them back to the sellers of such properties. While we intend to use our best efforts to structure any such sale-leaseback transaction so that the lease will be characterized as a “true lease” and so that we are treated as the owner of the property for federal income tax purposes, the Internal Revenue Service could challenge this characterization. In the event that any sale-leaseback transaction is re-characterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed, and in certain circumstances, we could lose our REIT status.

Investment Decisions

Our advisor has substantial discretion with respect to the selection of our specific investments, subject to our investment and borrowing policies, and our policies are approved by our board of directors. In pursuing our investment objectives and making investment decisions on our behalf, our advisor evaluates the proposed terms of the investment against all aspects of the transaction, including the condition and financial performance of the asset, the terms of existing leases and the creditworthiness of the tenant, and property location and characteristics. Because the factors considered, including the specific weight we place on each factor, vary for each potential investment, we do not, and are not able to, assign a specific weight or level of importance to any particular factor.

Our advisor procures and reviews an independent valuation estimate on each and every proposed investment. In addition, our advisor, to the extent such information is available, considers the following:

•	tenant rolls and tenant creditworthiness;

•	a property condition report;

•	unit level store performance;

•	property location, visibility and access;

•	age of the property, physical condition and curb appeal;

•	neighboring property uses;

•	local market conditions including vacancy rates;

•	area demographics, including trade area population and average household income; and

•	neighborhood growth patterns and economic conditions.

Our advisor also reviews the terms of each existing lease by considering various factors, including:

•	rent escalations;

•	remaining lease term;

•	renewal option terms;

•	tenant purchase options;

•	termination options;

•	scope of the landlord’s maintenance, repair and replacement requirements;

•	projected net cash flow yield; and

•	projected internal rates of return.

Our board of directors has adopted a policy to prohibit acquisitions from affiliates of our advisor except in limited circumstances. See the section captioned “Conflicts of Interest “ below.

Conditions to Closing Our Acquisitions

Generally, we condition our obligation to close the purchase of any investment on the delivery and verification of certain documents from the seller or developer, including, where appropriate:

•	plans and specifications;

•	surveys;

•	evidence of marketable title, subject to such liens and encumbrances as are acceptable to our advisor;

•	financial statements covering recent operations of properties having operating histories;

•	title and liability insurance policies; and

•	tenant estoppel certificates.

In addition, we will take such steps as we deem necessary with respect to potential environmental matters. See the section captioned “Environmental Matters” below.

We may enter into purchase and sale arrangements with a seller or developer of a suitable property under development or construction. In such cases, we will be obligated to purchase the property at the completion of construction, provided that the construction conforms to definitive plans, specifications, and costs approved by us in advance. In such cases, prior to our acquiring the property, we generally would receive a certificate of an architect, engineer or other appropriate party, stating that the property complies with all plans and specifications. If renovation or remodeling is required prior to the purchase of a property, we expect to pay a negotiated maximum amount to the seller upon completion. We do not currently intend to construct or develop properties or to render any services in connection with such development or construction but we may do so in the future.

In determining whether to purchase a particular property, we may obtain an option to purchase such property. The amount paid for an option, if any, normally is forfeited if the property is not purchased and normally is credited against the purchase price if the property is purchased.

In the purchasing, leasing and developing of properties, we are subject to risks generally incident to the ownership of real estate. Refer to Item 1A. “Risk Factors — General Risks Related to Investments in Real Estate” included elsewhere in this Annual Report on Form 10-K.

Ownership Structure

We intend our investments in real estate to generally take the form of holding fee title or a long-term leasehold estate. We expect to acquire such interests either directly through our operating partnership or indirectly through limited liability companies, limited partnerships or other entities owned and/or controlled by our operating partnership. We may acquire properties by acquiring the entity that holds the desired properties. We also may acquire properties through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with third parties, including the developers of the properties or affiliates of our advisor. See the section captioned “— Joint Venture Investments” below.

Joint Venture Investments

We may enter into joint ventures, partnerships, co-tenancies and other co-ownership arrangements with affiliated entities of our advisors, including other real estate programs sponsored by affiliates of our advisor, and other third parties for the acquisition, development or improvement of properties or the acquisition of other real estate-related investments. We may also enter into such arrangements with real estate developers, owners and other unaffiliated third parties for the purpose of developing, owning and operating real properties. In determining whether to invest in a particular joint venture, our advisor will evaluate the underlying real property or other real estate-related investment using the same criteria described above in “— Investment Decisions” for the selection of our real property investments. Our advisor also will evaluate the joint venture or co-ownership partner and the proposed terms of the joint venture or a co-ownership arrangement.

Our general policy is to invest in joint ventures only when we will have an option or contract to purchase, or a right of first refusal to purchase, the property held by the joint venture or the co-venturer’s interest in the joint venture if the co-venturer elects to sell such interest. In the event that the co-venturer elects to sell all or a portion of the interests held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal to buy the other co-venturer’s interest in the joint venture. In the event that any joint venture with an affiliated entity holds interests in more than one asset, the interest in each such asset may be specially allocated between us and the joint venture partner based upon the respective proportion of funds deemed invested by each co-venturer in each such asset.

Our advisor’s officers and key persons may have conflicts of interest in determining which Cole-sponsored program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our advisor’s officers and key persons may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since some or all of our advisor’s officers and key persons will also advise the affiliated co-venturer, agreements and transactions between us and any other Cole-sponsored co-venturer will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture.

We may enter into joint ventures with other Cole real estate programs, or with our sponsor, our advisor, one or more of our directors, or any of their respective affiliates, only if a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by unaffiliated joint venturers, and the cost of our investment must be supported by a current appraisal of the asset.

Development and Construction of Properties

We may invest in properties on which improvements are to be constructed or completed or which require substantial renovation or refurbishment. We expect that joint ventures would be the exclusive vehicle through which we would invest in build-to-suit properties. Our general policy is to structure them as follows:

•	we may enter into a joint venture with third parties who have an executed lease with the developer who has an executed lease in place with the future tenant whereby we will provide a portion of the equity or debt financing;

•	we would accrue a preferred return during construction on any equity investment;

•	the properties will be developed by third parties; and

•	consistent with our general policy regarding joint venture investments, we would have an option or contract to purchase, or a right of first refusal to purchase, the property or co-investor’s interest.

It is possible that joint venture partners may resist granting us a right of first refusal or may insist on a different methodology for unwinding the joint venture if one of the parties wishes to liquidate its interest.

In the event that we elect to engage in development or construction projects, in order to help ensure performance by the builders of properties that are under construction, completion of such properties will be guaranteed at the contracted price by a completion guaranty, completion bond or performance bond. Our advisor may rely upon the substantial net worth of the contractor or developer or a personal guarantee accompanied by financial statements showing a substantial net worth provided by an affiliate of the person entering into the construction or development contract as an alternative to a completion bond or performance bond. Development of real estate properties is subject to risks relating to a builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables. Refer to Item 1A. “Risk Factors — General Risks Related to Investments in Real Estate” included elsewhere in this Annual Report on Form 10-K.

We may make periodic progress payments or other cash advances to developers and builders of our properties prior to completion of construction only upon receipt of an architect’s certification as to the percentage of the project then completed and as to the dollar amount of the construction then completed. We intend to use such additional controls on disbursements to builders and developers as we deem necessary or prudent. We may directly employ one or more project managers, including our advisor or an affiliate of our advisor, to plan, supervise and implement the development of any unimproved properties that we may acquire. Such persons would be compensated directly by us or through an affiliate of our advisor and reimbursed by us. In either event, the compensation would reduce the amount of any construction fee, development fee or acquisition fee that we would otherwise pay to our advisor or its affiliate.

In addition, we may invest in unimproved properties, provided that we will not invest more than 10% of our total assets in unimproved properties or in mortgage loans secured by such properties. We will consider a property to be an unimproved property if it was not acquired for the purpose of producing rental or other operating cash flows, has no development or construction in process at the time of acquisition and no development or construction is planned to commence within one year of the acquisition.

Other Possible Investments

Although we expect to invest primarily in real estate, our portfolio may also include other real estate-related investments, such as mortgage, mezzanine, bridge and other loans and securities related to real estate assets, frequently, but not necessarily always, in the corporate sector, to the extent such assets do not cause us to lose our REIT status or cause us to be an investment company under the Investment Company Act. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. Thus, to the extent that our advisor presents us with high quality investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) and do not cause us, our operating partnership or any other subsidiaries to meet the definition of an “investment company” under the Investment Company Act, our portfolio composition may vary from what we initially expect. Our board of directors has broad discretion to change our investment policies in order for us to achieve our investment objectives.

Investing in and Originating Loans. The criteria that our advisor will use in making or investing in loans on our behalf is substantially the same as those involved in acquiring properties for our portfolio. We do not intend to make loans to other persons, to underwrite securities of other issuers or to engage in the purchase and sale of any types of investments other than those relating to real estate. However, unlike our property investments which we expect to hold in excess of seven years, we expect that the average duration of loans will typically be one to five years.

We do not expect to make or invest in loans that are not directly or indirectly secured by real estate. We will not make or invest in mortgage loans on any one property if the aggregate amount of all mortgage loans outstanding on the property, including our loan, would exceed an amount equal to 85% of the appraised value of the property, as determined by an independent third party appraiser, unless we find substantial justification due to other underwriting criteria. We may find such justification in connection with the purchase of loans in cases in which we believe there is a high probability of our foreclosure upon the property in order to acquire the underlying assets and in which the cost of the loan investment does not exceed the fair market value of the underlying property. We will not invest in or make loans unless an appraisal has been obtained concerning the underlying property, except for those loans insured or guaranteed by a government or government agency. In cases in which a majority of our independent directors so determine and in the event the transaction is with our advisor, any of our directors or their respective affiliates, the appraisal will be obtained from a certified independent appraiser to support its determination of fair market value.

We may invest in first, second and third mortgage loans, mezzanine loans, bridge loans, wraparound mortgage loans, construction mortgage loans on real property, and loans on leasehold interest mortgages. However, we will not make or invest in any loans that are subordinate to any mortgage or equity interest of our advisor or any of its or our affiliates. We also may invest in participations in mortgage loans. A mezzanine loan is a loan made in respect of certain real property but is secured by a lien on the ownership interests of the entity that, directly or indirectly, owns the real property. A bridge loan is short term financing, for an individual or business, until permanent or the next stage of financing, can be obtained. Second mortgage and wraparound loans are secured by second or wraparound deeds of trust on real property that is already subject to prior mortgage indebtedness. A wraparound loan is one or more junior mortgage loans having a principal amount equal to the outstanding balance under the existing mortgage loan, plus the amount actually to be advanced under the wraparound mortgage loan. Under a wraparound loan, we would generally make principal and interest payments on behalf of the borrower to the holders of the prior mortgage loans. Third mortgage loans are secured by third deeds of trust on real property that is already subject to prior first and second mortgage indebtedness. Construction loans are loans made for either original development or renovation of property. Construction loans in which we would generally consider an investment would be secured by first deeds of trust on real property for terms of six months to two years. Loans on leasehold interests are secured by an assignment of the borrower’s leasehold interest in the particular real property. These loans are generally for terms of from six months to 15 years. The leasehold interest loans are either amortized over a period that is shorter than the lease term or have a maturity date prior to the date the lease terminates. These loans would generally permit us to cure any default under the lease. Mortgage participation investments are investments in partial interests of mortgages of the type described above that are made and administered by third-party mortgage lenders.

In evaluating prospective loan investments, our advisor will consider factors such as the following:

•	the ratio of the investment amount to the underlying property’s value;

•	the property’s potential for capital appreciation

•	expected levels of rental and occupancy rates;

•	the condition and use of the property;

•	current and projected cash flow of the property

•	potential for rent increases;

•	the degree of liquidity of the investment;

•	the property’s income-producing capacity;

•	the quality, experience and creditworthiness of the borrower;

•	general economic conditions in the area where the property is located;

•	in the case of mezzanine loans, the ability to acquire the underlying real property; and

•	other factors that our advisor believes are relevant.

In addition, we will seek to obtain a customary lender’s title insurance policy or commitment as to the priority of the mortgage or condition of the title. Because the factors considered, including the specific weight we place on each factor, will vary for each prospective loan investment, we do not, and are not able to, assign a specific weight or level of importance to any particular factor.

We may originate loans from mortgage brokers or personal solicitations of suitable borrowers, or may purchase existing loans that were originated by other lenders. Our advisor will evaluate all potential loan investments to determine if the security for the loan and the loan-to-value ratio meets our investment criteria and objectives. Most loans that we will consider for investment would provide for monthly payments of interest and some may also provide for principal amortization, although many loans of the nature that we will consider provide for payments of interest only and a payment of principal in full at the end of the loan term. We will not originate loans with negative amortization provisions.

We do not have any policies directing the portion of our assets that may be invested in construction loans, mezzanine loans, bridge loans, loans secured by leasehold interests and second, third and wraparound mortgage loans. However, we recognize that these types of loans are riskier than first deeds of trust or first priority mortgages on income-producing, fee-simple properties, and we expect to minimize the amount of these types of loans in our portfolio, to the extent that we make or invest in loans at all. Our advisor will evaluate the fact that these types of loans are riskier in determining the rate of interest on the loans. We do not have any policy that limits the amount that we may invest in any single loan or the amount we may invest in loans to any one borrower. We are not limited as to the amount of gross offering proceeds that we may use to invest in or originate loans.

Our loan investments may be subject to regulation by federal, state and local authorities and subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, including among other things, regulating credit granting activities, establishing maximum interest rates and finance charges, requiring disclosures to customers, governing secured transactions and setting collection, repossession and claims handling procedures and other trade practices. In addition, certain states have enacted legislation requiring the licensing of mortgage bankers or other lenders and these requirements may affect our ability to effectuate our proposed investments in loans. Commencement of operations in these or other jurisdictions may be dependent upon a finding of our financial responsibility, character and fitness. We may determine not to make loans in any jurisdiction in which the regulatory authority determines that we have not complied in all material respects with applicable requirements.

Investment in Other Real Estate-Related Securities. To the extent permitted by Section V.D.2 of the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association (the “NASAA REIT Guidelines”), and subject to the limitations set forth in our prospectus and in our charter, we may invest in common and preferred real estate-related equity securities of both publicly traded and private real estate companies. Real estate-related equity securities are generally unsecured and also may be subordinated to other obligations of the issuer. Our investments in real estate-related equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer.

We may also make investments in commercial mortgage backed securities (“CMBS”) to the extent permitted by the NASAA REIT Guidelines. CMBS are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. CMBS are generally pass-through certificates that represent beneficial ownership interests in common law trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. They are typically issued in multiple tranches whereby the more senior classes are entitled to priority distributions from the trust’s income. Losses and other shortfalls from expected amounts to be received on the mortgage pool are borne by the most subordinate classes, which receive payments only after the more senior classes have received all principal and/or interest to which they are entitled. CMBS are subject to all of the risks of the underlying mortgage loans. We may invest in investment grade and non-investment grade CMBS classes. Our board of directors has adopted a policy to limit any investments in CMBS to not more than 10% of our total assets.

Borrowing Policies

Our advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. By operating on a leveraged basis, we have more funds available for investment in properties. This allows us to make more investments than would otherwise be possible, potentially resulting in a more diversified portfolio.

At the same time, our advisor believes in utilizing leverage in a moderate fashion. While there is no limitation on the amount we may borrow against any single improved property, our charter limits our aggregate borrowings to 75% of the cost (or 300% of net assets) (before deducting depreciation or other non-cash reserves) unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Consistent with our advisor’s approach toward the moderate use of leverage, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. After we have acquired a substantial portfolio, our advisor intends to set target a leverage of 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets.

Our advisor will use its best efforts to obtain financing on the most favorable terms available to us. Our advisor has substantial discretion with respect to the financing we obtain, subject to our borrowing policies, which have been approved by our board of directors. Lenders may have recourse to assets not securing the repayment of the indebtedness. Our advisor may refinance properties during the term of a loan only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing mortgage, when an existing mortgage matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of the refinancing may include increased cash flow resulting from reduced debt service requirements and an increase in property ownership if some refinancing proceeds are reinvested in real estate.

Our ability to increase our diversification through borrowing may be adversely impacted if banks and other lending institutions reduce the amount of funds available for loans secured by real estate. When interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we may purchase properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time. To the extent that we do not obtain mortgage loans on our properties, our ability to acquire additional properties will be restricted and we may not be able to adequately diversify our portfolio.

We may not borrow money from any of our directors or from our advisor or its affiliates unless such loan is approved by a majority of the directors not otherwise interested in the transaction (including a majority of the independent directors) as fair, competitive and commercially reasonable and no less favorable to us than a comparable loan between unaffiliated parties. During the year ended December 31, 2011 CCI OP entered into an agreement of purchase and sale with Series C, LLC (“Series C”), an affiliate of our advisor, to purchase a single-tenant office building leased to Minimed Distribution Corp (“Minimed”), a wholly-owned subsidiary of Medtronic, Inc. (the “Medtronic Property”) for a gross purchase price of $32.9 million, exclusive of closing costs. A majority of our board of directors (including all of our independent directors) not otherwise interested in the transaction, approved the acquisition as being fair and reasonable and determined that the cost does not exceed the lesser of the current appraised value of the Medtronic Property or the cost of the property to Series C. In connection with the purchase of this property, we entered into a $9.0 million subordinate loan with Series C (the “Series C Loan”). The Series C Loan has been approved by a majority of our board of directors (including all of our independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to us than a comparable loan between unaffiliated parties.

Disposition Policies

We intend to hold each property we acquire for an extended period, generally in excess of seven years. Holding periods for other real estate-related investments may vary. Regardless of intended holding periods, circumstances might arise that could cause us to determine to sell an asset before the end of the expected holding period if we believe the sale of the asset would be in the best interests of our stockholders. The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, current tenant rolls and tenant creditworthiness, whether we could apply the proceeds from the sale of the asset to make other investments, whether disposition of the asset would increase cash flow, and whether the sale of the asset would be a prohibited transaction under the Internal Revenue Code or otherwise impact our status as a REIT for federal income tax purposes. The selling price of a property that is net leased will be determined in large part by the amount of rent payable under the lease. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. As of December 31, 2011, we had not sold any properties.

Acquisition of Properties from Affiliates of our Advisor

We may acquire properties or interests in properties from or in co-ownership arrangements with entities affiliated with our advisor, including properties acquired from affiliates of our advisor engaged in construction and development of commercial real properties. We will not acquire any property from an affiliate of our advisor unless a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction determine that the transaction is fair and reasonable to us. The purchase price that we will pay for any property we acquire from affiliates of our advisor, including property developed by an affiliate of our advisor as well as property held by such an affiliate that has already been developed, will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate of our advisor may not exceed the cost of the property to the affiliate, unless a majority of our directors and a majority of our independent directors determine that substantial justification for the excess exists and the excess is reasonable. During the year ended December 31, 2011, we purchased the Medtronic Property from Series C, LLC, an affiliate of our advisor.

Conflicts of Interest

We are subject to various conflicts of interest arising out of our relationship with our advisor and its affiliates, including conflicts related to the arrangements pursuant to which we will compensate our advisor and its affiliates. While our independent directors must approve the engagement of CCI Advisors as our advisor, the fees payable to CCI Advisors in connection with the services provided to us, and any subsequent decision to continue such engagement, the ability of our independent directors to negotiate on our behalf may be adversely impacted by the fact that our board of directors recognizes that our stockholders invested with the understanding and expectation that an affiliate of Cole Real Estate Investments would act as our advisor. Certain conflict resolution procedures are set forth in our charter.

Our officers and affiliates of our advisor will try to balance our interests with the interests of other Cole-sponsored programs to whom they owe duties. However, to the extent that these persons take actions that are more favorable to other entities than to us, these actions could have a negative impact on our financial performance and, consequently, on distributions to you and the value of your investment. In addition, our directors, officers and certain of our stockholders may engage for their own account in business activities of the types conducted or to be conducted by our subsidiaries and us.

Our independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise and are authorized to retain independent legal counsel. Furthermore, all of our directors have a fiduciary obligation to act on behalf of our stockholders.

Interests in Other Real Estate Programs and Other Concurrent Offerings

Affiliates of our advisor act as an advisor to, and our executive officers and at least one of our directors act as officers and/or directors of Cole Credit Property Trust, Inc. (“CCPT I”), Cole Credit Property Trust II, Inc. (“CCPT II”), Cole Credit Property Trust III, Inc. (“CCPT III”), Cole Real Estate Income Strategy (Daily NAV), Inc. (“Income NAV”), and/or Cole Credit Property Trust IV, Inc. (“CCPT IV”), all of which are REITs offered, distributed and managed by affiliates of our advisor. In addition, all of these REITs employ our sponsor’s investment strategy, which focuses on single-tenant corporate properties subject to long term net leases to creditworthy tenants, and have acquired or may acquire assets similar to ours. CCPT I, CCPT II CCPT III, CCPT IV, and Income NAV focus primarily on the retail sector, while our focus is on the industrial and corporate office sector. Nevertheless, the common investment strategy used by each REIT would permit them to purchase certain properties that may also be suitable for our portfolio.

CCPT I is no longer offering shares for investment and, currently is not pursuing acquisitions of additional properties. However, in the event CCPT I sells one or more of its assets, it may seek to acquire additional properties, which may be similar to properties in which we invest. CCPT II is no longer offering shares for investment to the public; however, CCPT II has registered up to 30,000,000 shares to be offered pursuant to its distribution reinvestment plan and may continue to invest the proceeds from the issuance of shares pursuant to its distribution reinvestment plan in real estate.

CCPT III commenced sales of its common stock pursuant to a follow-on offering of 275,000,000 shares of its common stock after the termination its initial public offering on October 1, 2010. CCPT III stopped accepting subscriptions for shares of its common stock dated after February 29, 2012; however, CCPT III has and will continue to sell shares pursuant to the distribution reinvestment plan and may continue to invest in real estate. CCPT IV’s initial public offering was declared effective by the SEC on January 26, 2012. Income NAV’s initial public offering was declared effective by the SEC on December 6, 2011. It is likely that potential acquisitions which may be appropriate for CCPT IV and Income NAV may also be appropriate for us.

Any Cole sponsored real estate program, whether or not currently existing, could compete with us in the sale or operation of our assets. We will seek to achieve any operating efficiencies or similar savings that may result from affiliated management of competitive assets. However, to the extent such programs own or acquire property that is adjacent, or in close proximity, to a property we own, our property may compete with other program’s property for tenants or purchasers.

Although our board of directors has adopted a policy limiting the types of transactions that we may enter into with our advisor and its affiliates, including other Cole-sponsored real estate programs, we may enter into certain such transactions, which are subject to an inherent conflict of interest. Similarly, joint ventures involving affiliates of our advisor also give rise to conflicts of interest. In addition, our board of directors may encounter conflicts of interest in enforcing our rights against any affiliate of our advisor in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and our advisor, any of its affiliates or another Cole-sponsored real estate program.

Other Activities of CCI Advisors and its Affiliates

We rely on CCI Advisors for the day-to-day operation of our business pursuant to an advisory agreement. As a result of the interests of members of its management in other real estate programs sponsored by Cole Real Estate Investments and the fact that they have also engaged and will continue to engage in other business activities, CCI Advisors and its affiliates have conflicts of interest in allocating their time between us and other real estate programs sponsored by Cole Real Estate Investments and other activities in which they are involved. However, CCI Advisors believes that it and its affiliates have sufficient personnel to discharge fully their responsibilities to all of the real estate programs sponsored by Cole Real Estate Investments and other ventures in which they are involved.

In addition, some of our executive officers also serve as an officer of our advisor, our property manager, and/or other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities which may conflict with the fiduciary duties that they owe to us and our stockholders.

Affiliated Dealer Manager

Because Cole Capital Corporation (“Cole Capital”), our dealer manager, is an affiliate of CCI Advisors, we did not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with the Offering.

Receipt of Fees and Other Compensation by CCI Advisors and its Affiliates

A transaction involving the purchase or sale of properties, or the purchase or sale of any other real estate-related investment will likely result in the receipt of fees and other compensation by our advisor and its affiliates, including acquisition fees, disposition fees and the possibility of subordinated performance fees. Subject to oversight by our board of directors, our advisor will have considerable discretion with respect to all decisions relating to the terms and timing of all transactions. Therefore, our advisor may have conflicts of interest concerning certain actions taken on our behalf, particularly due to the fact that acquisition fees will generally be based on the cost of the investment and payable to our advisor and its affiliates regardless of the quality of the properties acquired. Similarly, until such time as our board of directors provides an estimate of the value of our shares, the advisory fees will be based initially on the cost of our investments regardless of the quality of the properties acquired or services provided to us. Basing acquisition fees and advisory fees on the cost or estimated value of the investment may influence our advisor’s decisions relating to property acquisitions. For the first 12 months of operation, CCI Advisors has agreed to waive all advisory fees and operating expense reimbursements.

In addition, the sale of our shares of common stock in the Offering will result in dealer manager fees to Cole Capital, our dealer manager. Further, our dealer manager expects to have a compensation program for its registered employees who market and sell the Offering to participating broker-dealers that is different from the compensation program it has for the marketing and sale of other Cole-sponsored investments. This compensation program may result in Cole Capital’s registered employees receiving more compensation for the marketing and sale of the Offering than for the marketing and sale of other programs. Such a compensation program may create a conflict of interest by motivating our dealer manager’s registered employees to promote the Offering over other Cole-sponsored investments.

Employees

We have no direct employees. The employees of CCI Advisors and its affiliates provide services to us related to acquisition and disposition, property management, asset management, financing, accounting, investor relations and administration. The employees of Cole Capital, our dealer manager, provide wholesale brokerage services.

We are dependent on our advisor and its affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies were unable to provide these services to us, we would be required to obtain such services from other sources.

For the first 12 months of operation, CCI Advisors has agreed to waive all advisory fees and operating expense reimbursements. However, when these fees are no longer waived, we will reimburse CCI Advisors and its affiliates for expenses incurred in connection with its provision of administrative, acquisition, property management, asset management, financing, accounting and investor relation services, including personnel costs, subject to certain limitations.

Insurance

See sections captioned “Acquisition and Investment Policies — Description of Leases” and “Environmental Matters.”

Competition

As we purchase properties, we are in competition with other potential buyers for the same properties and may have to pay more to purchase the property than if there were no other potential acquirers or we may have to locate another property that meets our investment criteria. In addition, the leasing of real estate is highly competitive in the current market, and we may continue to experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we may also be in competition with sellers of similar properties to locate suitable purchasers for our properties.

Concentration of Credit Risk

As of December 31, 2011, the Company had cash on deposit, including restricted cash, at one financial institution that had deposits in excess of federally insured levels totaling $699,000; however, the Company has not experienced any losses in such account. The Company limits significant cash holdings to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk as a result of our cash deposits.

As of December 31, 2011, the Company had one tenant in the healthcare industry, located in Texas, which accounted for 100% of the Company’s rental revenues.

Litigation

In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on our results of operations, financial condition or liquidity.

Environmental Matters

In connection with the ownership and operation of real estate, we potentially may be liable for costs and damages related to environmental matters. In addition, we may acquire certain properties that are subject to environmental remediation. We carry environmental liability insurance on our property that will provide limited coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. We are not aware of any environmental matters which we believe will have a material effect on our results of operations, financial condition or liquidity. See “— Conditions to Closing Our Acquisitions” for a description of the steps we may take to ensure environmental compliance in the properties we acquire.

Available Information

We electronically file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. We have also filed registration statements, amendments to our registration statements, and supplements to our prospectus in connection with our Offerings with the SEC. Copies of our filings with the SEC may be obtained from the SEC’s website, at http://www.sec.gov. Access to these filings is free of charge.

ITEM 1A.	RISK FACTORS

The factors described below represent our principal risks. Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to provide.

Risks Related to an Investment in Cole Corporate Income Trust, Inc.

We have limited operating history. Further, we are considered to be a “blind pool,” as we currently have not identified any specific properties for purchase with future offering proceeds. For this and other reasons, an investment in our shares is speculative.

We are a newly formed entity with limited operating history. Since we currently have not identified any specific properties for purchase with future offering proceeds, the Offering is a “blind pool.” You will not be able to evaluate the economic merit of our future investments until after such investments have been made. As a result, an investment in our shares is speculative.

You should consider our properties in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stages of development. To be successful in this market, we and our advisor must, among other things:

•	identify and acquire investments that further our investment objectives;

•	increase awareness of the Cole Corporate Income Trust, Inc. name within the investment products market;

•	expand and maintain our network of licensed broker-dealers and others who sell shares on our behalf and other agents;

•	rely on our advisor and its affiliates to attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate and other investments as well as for potential investors;

•	rely on our advisor and its affiliates to continue to build and expand our operations structure to support our business; and

•	be continuously aware of, and interpret, marketing trends and conditions.

We may not succeed in achieving these goals, and our failure to do so could cause you to lose all or a portion of your investment.

An investment in our shares will have limited liquidity. There is no public trading market for our shares and there may never be one; therefore, it will be difficult for you to sell your shares. You should purchase our shares only as a long-term investment.

There currently is no public market for our common stock and there may never be one. In addition, we do not have a fixed date or method for providing stockholders with liquidity. If you are able to find a buyer for your shares, you will likely have to sell them at a substantial discount to your purchase price. It also is likely that your shares would not be accepted as the primary collateral for a loan. You should purchase our shares only as a long-term investment (more than seven years) because of the generally illiquid nature of the shares.

You are limited in your ability to sell your shares pursuant to our share redemption program and may have to hold your shares for an indefinite period of time.

Our share redemption program includes numerous restrictions that limit your ability to sell your shares. Generally, you must have held your shares for at least one year in order to participate in our share redemption program. Subject to funds being available, we will further limit the number of shares redeemed pursuant to our share redemption program as follows: (1) we will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the redemption date (provided, however, that while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, shares subject to a redemption requested upon the death of a stockholder will not be subject to the cap); and (2) funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under our DRIP. In an effort to accommodate redemption requests throughout the calendar year, we intend to limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period (provided, however, that while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, shares subject to a redemption requested upon the death of a stockholder will not be subject to the cap), and funding for redemptions for each quarter generally will be limited to the net proceeds we receive from the sale of shares in the respective quarter under our DRIP; however, our board of directors may waive these quarterly limitations in its sole discretion, subject to the 5% cap on the number of shares we may redeem during the respective trailing 12 months period. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. Our board of directors may amend the terms of, suspend, or terminate our share redemption program without stockholder approval upon 30 days prior written notice or reject any request for redemption. These restrictions severely limit your ability to sell your shares should they require liquidity, and limit their ability to recover the value invested or the fair market value of the shares.

We utilize our sponsor’s investment strategy, which historically has been applied primarily in the retail sector, to acquire corporate office and industrial properties. As a result, the prior performance of the other real estate programs sponsored by Cole Real Estate Investments may not be indicative of our future results.

The public real estate programs previously sponsored by Cole Real Estate Investments, our sponsor, had a principal focus on acquiring single-tenant commercial properties, subject to long-term net leases to creditworthy tenants, in the retail sector. Our sponsor also utilized this same approach to a more limited extent in the corporate office and industrial sector, where our sponsor purchased single-tenant office and industrial properties subject to long-term net leases with credit-worthy tenants. It is our expectation that, in managing our investments, our sponsor will continue to use this same investment strategy, but with a principal focus on the corporate office and industrial sector. As a result, the prior performance of other Cole-sponsored real estate programs may not be indicative of our future results.

The offering price for our shares is not based on the book value or net asset value of our current or expected investments or our current or expected cash flow.

The offering price for our shares is not based on the book value or net asset value of our current or expected investments or our current or expected operating cash flows. Our board of directors does not intend to provide a reasonable estimate of the value of our shares until 18 months after the end of the offering period, which could include a possible follow-on offering. Until such time as our board of directors determines a reasonable estimate of the value of our shares, the price of our shares is not intended to reflect our per share net asset value.

We may be unable to pay or maintain cash distributions or increase distributions over time.

There are many factors that can affect the availability and timing of cash distributions to our stockholders. Distributions are based primarily on anticipated cash flow from operations over time. The amount of cash available for distributions is affected by many factors, such as the performance of our advisor in selecting investments for us to make, selecting tenants for our properties and securing financing arrangements, our ability to buy properties as offering proceeds become available, rental income from our properties, and our operating expense levels, as well as many other variables. We may not always be in a position to pay distributions to you and any distributions we do make may not increase over time. In addition, our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to our stockholders. There also is a risk that we may not have sufficient cash from operations to make a distribution required to maintain our REIT status.

We may pay some or all of our distributions from sources other than cash flow from operations, including borrowings and proceeds from asset sales or the sale of our securities. Payments of distributions from sources other than cash flows from operations may reduce the amount of capital we ultimately invest in real estate and may negatively impact the value of our stockholders’ investment.

To the extent that cash flow from operations is insufficient to make distributions to our stockholders, we may pay some or all of our distributions from sources other than cash flows from operations, including borrowings and proceeds from asset sales or the sale of our securities in this or future offerings. We have no limits on the amounts we may pay from sources other than cash flows from operations. To the extent distributions are paid from sources other than cash flows from operations, we may have less capital available to invest in real estate and other real estate-related investments. This may negatively impact our ability to make investments, reduce current returns and negatively impact the value of your investment.

Because we may pay distributions from sources other than our cash flows from operations, distributions at any point in time may not reflect the current performance of our properties or our current operating cash flows.

Our organizational documents permit us to make distributions from any source, including the sources described in the risk factor above. Because the amount we pay out in distributions may exceed our cash flow from operations, distributions may not reflect the current performance of our properties or our current operating cash flows. To the extent distributions exceed cash flow from operations, distributions may be treated as a return of your investment and could reduce your basis in our stock. A reduction in a stockholder’s basis in our stock could result in the stockholder recognizing more gain upon the disposition of his or her shares, which in turn could result in greater taxable income to such stockholder.

We may suffer from delays in locating suitable investments, which could adversely affect our ability to pay distributions to you and the value of your investment.

We could suffer from delays in locating suitable investments, particularly if the capital we raise in our offering outpaces our advisor’s ability to identify potential investments and/or close on acquisitions. Delays we encounter in the selection and acquisition of income-producing properties likely would adversely affect our ability to pay distributions to you and/or the value of your overall returns. The large size of our offering, coupled with competition from other real estate investors, increase the risk of delays in investing our net offering proceeds. Our stockholders should expect to wait at least several months after the closing of a property acquisition before receiving cash distributions attributable to that property. If our advisor is unable to identify suitable investments, we will hold the proceeds we raise in our offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments, which would provide a significantly lower return to us than the return we expect from our investments in real estate.

In the event we are not able to raise a substantial amount of capital in the near term, we may have difficulty investing the proceeds we raise in our offering in properties, and our ability to achieve our investment objectives, including diversification of our portfolio by property type and location, could be adversely affected.

Our offering is being made on a “best efforts” basis, which means that the dealer manager and the broker-dealers participating in the offering are only required to use their best efforts to sell the shares and have no firm commitment or obligation to purchase any of the shares. As a result, we may not be able to raise a substantial amount of capital in the near term. If we are not able to accomplish this goal, we may have difficulty in identifying and purchasing suitable properties on attractive terms in order to meet our investment objectives. Therefore, there could be a delay between the time we receive net proceeds from the sale of shares of our common stock in our offering and the time we invest the net proceeds. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to you. If we fail to timely invest the net proceeds of our offering, our ability to achieve our investment objectives, including diversification of our portfolio by property type and location, could be adversely affected. In addition, subject to our investment policies, we are not limited in the number or size of our investments or the percentage of net proceeds that we may dedicate to a single investment. If we use all or substantially all of the proceeds from our offering to acquire one or a few investments, the likelihood of our profitability being affected by the performance of any one of our investments will increase, and an investment in our shares will be subject to greater risk.

We are dependent upon the net proceeds of our offering to conduct our proposed business activities. If we are unable to raise substantially more than the minimum offering amount, we may not be able to invest in a diverse portfolio of real estate and real estate-related investments and an investment in our shares will be subject to greater risk.

We currently do not have sufficient capital to invest in a diverse portfolio of real estate and real estate-related investments. We are dependent upon the net proceeds of our offering to conduct our proposed activities. As such, our ability to implement our business strategy is dependent, in part, upon our dealer manager and participating broker-dealers to successfully conduct our offering and our investors, rather than us, will incur the bulk of the risk if we are unable to raise substantial funds. Our offering is being made on a “best efforts” basis, whereby our dealer manager and the broker-dealers participating in the offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. In addition, the broker-dealers participating in our offering also may be participating in the offerings of competing REIT products, some of which may have a focus that is nearly identical to our Company’s focus, and the participating broker-dealers could emphasize such competing products to their retail clients. As a result, we do not know the amount of proceeds that will be raised in our offering, which may be substantially less than the amount we would need to achieve a broadly diversified portfolio of real estate and real estate-related investments.

If we are unable to raise substantially more than the minimum offering amount, we will make fewer investments, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. In addition, our fixed operating expenses, as a percentage of gross income, would be higher, and our financial condition and ability to pay distributions could be adversely affected if we are unable to raise substantial funds in our offering and invest in a diverse portfolio of real estate and real estate-related investments.

The purchase price you paid for shares of our common stock may be higher than the value of our assets per share of common stock at the time of purchase.

Our offering is a fixed price offering, which means that the offering price for shares of our common stock is fixed and will not vary based on the underlying value of our assets at any time. The offering price for our shares is not based on the book value or net asset value of our current or expected investments or our current or expected operating cash flows. Therefore, the fixed offering price established for shares of our common stock may not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time.

There is no fixed date or method for providing our stockholders with liquidity, and your shares may have limited liquidity for an indefinite period of time.

Due to the unpredictable nature of future macro- and micro- economic and market conditions, we have not set a fixed time period or method for providing our stockholders with liquidity. We expect that our board of directors will make that determination in the future based, in part, upon advice from our advisor. As a result, your shares may continue to have limited liquidity for an indefinite period of time and should be purchased only as a long-term investment.

If our advisor loses or is unable to obtain key personnel, including in the event another real estate program sponsored by Cole Real Estate Investments internalizes its advisor, our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions to you and the value of your investment.

Our success depends to a significant degree upon the contributions of certain executive officers and other key personnel of our advisor, each of whom would be difficult to replace. Our advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our advisor. If any of our key personnel were to cease their affiliation with our advisor, our operating results could suffer. This could occur, among other ways, if another real estate program sponsored by Cole Real Estate Investments internalizes its advisor. If that occurs, key personnel of our advisor, who also are key personnel of the internalized advisors, would become employees of the other program and would no longer be available to our advisor. Further, we do not intend to separately maintain key person life insurance on Mr. Cole or any other person. We believe that our future success depends, in large part, upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that our advisor will be successful in attracting and retaining such skilled personnel. If our advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

If our board of directors elects to internalize our management functions in connection with a listing of our shares of common stock on an exchange or other liquidity event, your interest in us could be diluted, and we could incur other significant costs associated with being self-managed.

In the future, we may undertake a listing of our common stock on an exchange or other liquidity event that may involve internalizing our management functions. If our board of directors elects to internalize our management functions, we may negotiate to acquire our advisor’s assets and personnel. At this time, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our stock. The payment of such consideration could result in dilution of your interests as a stockholder and could reduce the net income per share and funds from operations per share attributable to your investment.

Internalization transactions involving the acquisition of advisors affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims, which would reduce the amount of funds available to operate our business and to pay distributions.

In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to our advisor under the advisory agreement, our direct expenses would include general and administrative costs, including legal, accounting, and other expenses related to corporate governance, including SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that we now expect will be paid by our advisor or its affiliates. In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and funds from operations and may further dilute your investment. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our net income per share and funds from operations per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to you and the value of our shares.

As currently organized, we do not directly have any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. Upon any internalization of our advisor, certain key personnel may not remain with our advisor, but instead will remain employees of our sponsor or its affiliates.

If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. Currently, our advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. They have a great deal of know-how and can experience economies of scale. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and/or have a negative effect on our results of operations.

To the extent we lease properties in our portfolio to retail tenants, the increasing competition from alternative retail channels could adversely impact our retail tenants’ profitability and ability to make timely lease payments to us.

We may invest in retail properties that share some of the same core characteristics as our corporate properties. Traditional retailers face increasing competition from alternative retail channels, including factory outlet centers, wholesale clubs, mail order catalogs, television shopping networks and various forms of e-commerce. To the extent we acquire retail properties or otherwise lease properties in our portfolio to retail tenants, the increasing competition from such alternative retail channels could adversely impact our retail tenants’ profitability and ability to make timely lease payments to us. If our retail tenants are unable to make timely lease payments to us, our operating cash flows could be adversely affected.

Our participation in a co-ownership arrangement would subject us to risks that otherwise may not be present in other real estate investments.

We may enter in co-ownership arrangements with respect to a portion of the properties we acquire. Co-ownership arrangements involve risks generally not otherwise present with an investment in real estate, such as the following:

•	the risk that a co-owner may at any time have economic or business interests or goals that are or become inconsistent with our business interests or goals;

•	the risk that a co-owner may be in a position to take action contrary to our instructions or requests or our policies or objectives;

•	the possibility that an individual co-owner might become insolvent or bankrupt, or otherwise default under the applicable mortgage loan financing documents, which may constitute an event of default under all of the applicable mortgage loan financing documents or allow the bankruptcy court to reject the agreements entered into by the co-owners owning interests in the property;

•	the possibility that a co-owner might not have adequate liquid assets to make cash advances that may be required in order to fund operations, maintenance and other expenses related to the property, which could result in the loss of current or prospective tenants and otherwise adversely affect the operation and maintenance of the property, could cause a default under the mortgage loan financing documents applicable to the property and result in late charges, penalties and interest, and could lead to the exercise of foreclosure and other remedies by the lender;

•	the risk that a co-owner could breach agreements related to the property, which may cause a default under, and possibly result in personal liability in connection with, the applicable mortgage loan financing documents, violate applicable securities law, result in a foreclosure or otherwise adversely affect the property and the co-ownership arrangement;

•	the risk that a default by any co-owner would constitute a default under the applicable mortgage loan financing documents that could result in a foreclosure and the loss of all or a substantial portion of the investment made by the co-owner;

•	the risk that we could have limited control and rights, with management decisions made entirely by a third-party; and

•	the possibility that we will not have the right to sell the property at a time that otherwise could result in the property being sold for its maximum value.

In the event that our interests become adverse to those of the other co-owners, we may not have the contractual right to purchase the co-ownership interests from the other co-owners. Even if we are given the opportunity to purchase such co-ownership interests in the future, we cannot guarantee that we will have sufficient funds available at the time to purchase co-ownership interests from the co-owners.

We might want to sell our co-ownership interests in a given property at a time when the other co-owners in such property do not desire to sell their interests. Therefore, because we anticipate that it will be much more difficult to find a willing buyer for our co-ownership interests in a property than it would be to find a buyer for a property we owned outright, we may not be able to sell our interest in a property at the time we would like to sell.

Risks Related to Conflicts of Interest

We are subject to conflicts of interest arising out of our relationships with our advisor and its affiliates, including the material conflicts discussed below. The “Conflicts of Interest” section of Part 1, Item I of this Annual Report on Form 10-K provides a more detailed discussion of the conflicts of interest between us and our advisor and its affiliates, and our policies to reduce or eliminate certain potential conflicts.

Our advisor and its affiliates, including our dealer manager, will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

Our advisor and its affiliates, including our dealer manager, are entitled to substantial fees from us under the terms of the advisory agreement and dealer manager agreement. These fees could influence the judgment of our advisor and its affiliates in performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the advisory agreement and the dealer manager agreement;

•	public offerings of equity by us, which entitle our dealer manager to fees and will likely entitle our advisor to increased acquisition and advisory fees;

•	property acquisitions from other real estate programs sponsored by Cole Real Estate Investments, which might entitle affiliates of our advisor to real estate commissions and possible success-based sale fees in connection with its services for the seller;

•	property acquisitions from third parties, which entitle our advisor to acquisition fees and advisory fees;

•	property dispositions, which may entitle our advisor or its affiliates to disposition fees;

•	borrowings to acquire properties, which borrowings will increase the acquisition and advisory fees payable to our advisor; and

•	how and when to recommend to our board of directors a proposed strategy to provide our investors with liquidity, which proposed strategy, if implemented, could entitle our advisor to the payment of fees.

Our advisor’s fee structure is principally based on the cost or book value of investments and not on performance, which could result in our advisor taking actions that are not necessarily in the long-term best interests of our stockholders.

The acquisition fee and the advisory fee we pay to our advisor are both based on the cost or book value of such investments. As a result, our advisor receives these fees regardless of the quality of such investments, the performance of such investments or the quality of our advisor’s services rendered to us in connection with such investments. This creates a potential conflict of interest between us and our advisor, as the interests of our advisor in receiving the acquisition fee and the advisory fee is not well aligned with our interest of acquiring real estate that is likely to produce the maximum risk adjusted returns.

Our advisor faces conflicts of interest relating to the incentive fee structure under our advisory agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

Pursuant to the terms of our advisory agreement, our advisor is entitled to a subordinated performance fee that is structured in a manner intended to provide incentives to our advisor to perform in our best interests and in the best interests of our stockholders. However, because our advisor does not maintain a significant equity interest in us and is entitled to receive certain fees regardless of performance, our advisor’s interests are not wholly aligned with those of our stockholders. Furthermore, our advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our advisor to performance-based fees. In addition, our advisor will have substantial influence with respect to how and when our board of directors elects to provide liquidity to our investors, and these performance-based fees could influence our advisor’s recommendations to us in this regard. Our advisor also has the right to terminate the advisory agreement upon a change of control of our company, under certain circumstances, that could result in our advisor earning a performance fee, which could have the effect of delaying, deferring or preventing the change of control.

A number of Cole real estate programs use investment strategies that are similar to ours, therefore our executive officers and the officers and key personnel of our advisor and its affiliates may face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor.

Our sponsor currently has simultaneous offerings of funds that have a substantially similar mix of fund characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms. As a result, we may be seeking to acquire properties and other real estate-related investments at the same time as one or more of the other real estate programs sponsored by Cole Real Estate Investments managed by officers and key personnel of our advisor and/or its affiliates, and these other real estate programs sponsored by Cole Real Estate Investments may use investment strategies and have investment objectives that are similar to ours. Our executive officers and the executive officers of our advisor also are the executive officers of other REITs sponsored by Cole Real Estate Investments and/or their advisors, the general partners of partnerships sponsored by Cole Real Estate Investments and/or the advisors or fiduciaries of other real estate programs sponsored by Cole Real Estate Investments. There is a risk that our advisor’s allocation of investment properties may result in our acquiring a property that provides lower returns to us than a property purchased by another real estate program sponsored by Cole Real Estate Investments. In addition, we may acquire properties in geographic areas where other real estate programs sponsored by Cole Real Estate Investments own properties. If one of the other real estate programs sponsored by Cole Real Estate Investments attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Similar conflicts of interest may arise if our advisor recommends that we make or purchase mortgage loans or participations in mortgage loans, since other real estate programs sponsored by Cole Real Estate Investments may be competing with us for these investments.

Our officers face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to you.

Each of our executive officers, including Mr. Cole, who also serves as the chairman of our board of directors, is an officer of other real estate programs sponsored by Cole Real Estate Investments and of one or more entities affiliated with our advisor. As a result, these individuals have fiduciary duties to both us and our stockholders and these other entities and their stockholders, members and limited partners. These fiduciary duties to such other entities and persons may create conflicts with the fiduciary duties that they owe to us and our stockholders. There is a risk that their loyalties to these other entities could result in actions or inactions that are detrimental to our business and violate their fiduciary duties to us and our stockholders, which could harm the implementation of our investment strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the investment in or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates of our advisor, (6) compensation to our advisor and its affiliates, and (7) our relationship with, and compensation to, our dealer manager. If we do not successfully implement our investment strategy, we may be unable to maintain or increase the value of our assets and our operating cash flows and ability to pay distributions could be adversely affected.

Our advisor and its officers and key personnel face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our business strategy and to pay distributions.

Our advisor and its officers and key personnel are officers, key personnel and partners of other real estate programs that have investment objectives, targeted assets, and legal and financial obligations similar to ours and/or the advisors to such programs, and they may have other business interests as well. In addition, we have only two executive officers, each of whom also is an officer, director and/or key person of other real estate programs that have investment objectives, targeted assets and legal and financial obligations similar to ours, and may also have other business interests. As a result, these individuals have fiduciary duties to both us and our stockholders and these other entities and their stockholders, members and limited partners. These fiduciary duties to such other entities and persons may create conflicts with the fiduciary duties that they owe to us and our stockholders. There is a risk that their loyalties to these other entities could result in actions or inactions that are detrimental to our business and violate their fiduciary duties to us and our stockholders, which could harm the implementation of our investment strategy and our investment and leasing opportunities.

Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the investment in or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates of our advisor, (6) compensation to our advisor and its affiliates, and (7) our relationship with, and compensation to, our dealer manager. If we do not successfully implement our investment strategy, we may be unable to maintain or increase the value of our assets, and our operating cash flows and ability to pay distributions could be adversely affected. Even if these persons do not violate their fiduciary duties to us and our stockholders, they will have competing demands on their time and resources and may have conflicts of interest in allocating their time and resources between our business and these other entities. Should such persons devote insufficient time or resources to our business, returns on our investments may suffer.

Our charter permits us to acquire assets and borrow funds from affiliates of our advisor and sell or lease our assets to affiliates of our advisor, and any such transaction could result in conflicts of interest.

Under our charter, we are permitted to acquire properties from affiliates of our advisor, provided, that any and all acquisitions from affiliates of our advisor must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction as being fair and reasonable to us and at a price to us that is no greater than the cost of the property to the affiliate of our advisor. In no event will we acquire a property from an affiliate of our advisor if the cost to us would exceed the property’s current appraised value as determined by an independent appraiser. In the event that we acquire a property from an affiliate of our advisor, we may be foregoing an opportunity to acquire a different property that might be more advantageous to us. In addition, under our charter, we are permitted to borrow funds from affiliates of our advisor, including our sponsor, provided, that any such loans from affiliates of our advisor must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction as fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties. Under our charter, we are also permitted to sell and lease our assets to affiliates of our advisor, and we have not established a policy that specifically addresses how we will determine the sale or lease price in any such transaction. Any such sale or lease transaction would be subject to our general policy that governs all transactions with entities affiliated with our advisor. To the extent that we acquire any properties from affiliates of our advisor, borrow funds from affiliates of our advisor or sell or lease our assets to affiliates of our advisor, such transactions could result in a conflict of interest.

Our advisor faces conflicts of interest relating to joint ventures or other co-ownership arrangements that we enter into with other real estate programs sponsored by Cole Real Estate Investments , which could result in a disproportionate benefit to another real estate program sponsored by Cole Real Estate Investments.

We may enter into joint ventures with other real estate programs sponsored by Cole Real Estate Investments for the acquisition, development or improvement of properties as well as the acquisition of real-estate related investments. Officers and key persons of our advisor also are officers and key persons of other real estate investment trusts sponsored by Cole Real Estate Investments and their advisors, the general partners of other real estate programs sponsored by Cole Real Estate Investments and/or the advisors or fiduciaries of other real estate programs sponsored by Cole Real Estate Investments. These officers and key persons may face conflicts of interest in determining which real estate program sponsored by Cole Real Estate Investments should enter into any particular joint venture or co-ownership arrangement. These persons also may have a conflict in structuring the terms of the relationship between us and the Cole-affiliated co-venturer or co-owner, as well as conflicts of interests in managing the joint venture.

In the event we enter into joint venture or other co-ownership arrangements with another real estate program sponsored by Cole Real Estate Investments, our advisor and its affiliates may have a conflict of interest when determining when and whether to buy or sell a particular property, or to make or dispose of another real estate-related investment. In addition, if we become listed for trading on a national securities exchange, we may develop more divergent goals and objectives from a Cole-affiliated co-venturer or co-owner that is not listed for trading. In the event we enter into a joint venture or other co-ownership arrangement with a real estate program sponsored by Cole Real Estate Investments that has a term shorter than ours, the joint venture may be required to sell its properties earlier than we may desire to sell the properties. Even if the terms of any joint venture or other co-ownership agreement between us and another real estate program sponsored by Cole Real Estate Investments grants us the right of first refusal to buy such properties, we may not have sufficient funds or borrowing capacity to exercise our right of first refusal under these circumstances.

Since Mr. Cole and his affiliates control our advisor and the advisors to other real estate programs sponsored by Cole Real Estate Investments, agreements and transactions between or among the parties with respect to any joint venture or other co-ownership arrangement will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers or co-owners, which may result in the co-venturer or co-owner receiving benefits greater than the benefits that we receive. We have adopted certain procedures for dealing with potential conflicts of interest as described in the section captioned “Conflicts of Interest” of Item 1 Business.

Risks Related to Our Corporate Structure

Payment of fees and reimbursements to our dealer manager, and our advisor and its affiliates, reduces cash available for investment.

We pay Cole Capital Corporation, our dealer manager, up to 9% of the gross proceeds of our primary offering in the form of selling commissions and a dealer manager fee, most of which is reallowed to participating broker-dealers. We also reimburse our advisor and its affiliates for up to 1.5% of our gross offering proceeds, including proceeds from sales of shares under our DRIP, for other organization and offering expenses. Such payments reduce the amount of cash we have available to invest in properties and result in a lower total return to our stockholders than if we were able to invest 100% of the gross proceeds from our offering in properties. Moreover, dealer manager fees and selling commissions are included in the $10 per share offering price, therefore our offering price does not, and is not intended to, reflect our net asset value. In addition, we intend to pay substantial fees to our advisor and its affiliates for the services they perform for us. The payment of these fees reduces the amount of cash available for investment in properties.

The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% in value of the aggregate of our outstanding shares or more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of our outstanding shares of common stock. These restrictions may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium to the purchase price of our common stock for our stockholders.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.

Our charter currently has authorized 500,000,000 shares of stock, of which 490,000,000 shares are designated as common stock and 10,000,000 are designated as preferred stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms and conditions of redemption of any such stock. Shares of our common stock shall be subject to the express terms of any series of our preferred stock. Thus, if also approved by a majority of our independent directors not otherwise interested in the transaction, who will have access at our expense to our legal counsel or to independent legal counsel, our board of directors could authorize the issuance of preferred stock with terms and conditions that have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing the removal of incumbent management or a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium to the purchase price of our common stock for our stockholders.

Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may limit your ability to dispose of your shares.

Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns 10% or more of the voting power of the corporation’s shares; or

•	an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding voting stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which he or she otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by our board of directors.

After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and

•	two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These super-majority vote requirements do not apply if the corporation’s stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has exempted any business combination involving our advisor or any affiliate of our advisor. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between us and our advisor or any affiliate of our advisor. As a result, our advisor and any affiliate of our advisor may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Maryland law also limits the ability of a third party to buy a large percentage of our outstanding shares and exercise voting control in electing directors.

Under its Control Share Acquisition Act, Maryland law also provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by the corporation’s disinterested stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by interested stockholders, that is, by the acquirer, or officers of the corporation or employees of the corporation who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock that would entitle the acquirer, except solely by virtue of a revocable proxy, to exercise voting control in electing directors within specified ranges of voting control. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by Cole Capital Advisors or any affiliate of Cole Capital Advisors. This statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than our advisor or any of its affiliates.

Our charter includes an anti-takeover provision that may discourage a stockholder from launching a tender offer for our shares.

Our charter requires that any tender offer, including any “mini-tender” offer, must comply with Regulation 14D of the Securities Exchange Act of 1934, as amended (the Exchange Act). The offering person must provide our company notice of the tender offer at least ten business days before initiating the tender offer. If the offering person does not comply with these requirements, we will have the right to redeem that person’s shares and any shares acquired in such tender offer. In addition, the non-complying person shall be responsible for all of our expenses in connection with that person’s noncompliance. This provision of our charter may discourage a person from initiating a tender offer for our shares and prevent you from receiving a premium to your purchase price for your shares in such a transaction.

If we are required to register as an investment company under the Investment Company Act of 1940, as amended, we could not continue our current business plan, which may significantly reduce the value of your investment.

We intend to conduct our operations, and the operations of our operating partnership and any other subsidiaries, so that no such entity meets the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act. Under the Investment Company Act of 1940, as amended (the “Investment Company Act”), in relevant part, a company is an “investment company” if:

•	pursuant to Section 3(a)(1)(A), it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or

•	pursuant to Section 3(a)(1)(C), it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets on an unconsolidated basis (the 40% test). “Investment securities” excludes U.S. Government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

We intend to monitor our operations and our assets on an ongoing basis in order to ensure that neither we, nor any of our subsidiaries, meet the definition of “investment company” under Section 3(a)(1) of the Investment Company Act. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates;

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations; and

•	potentially, compliance with daily valuation requirements.

In order for us to not meet the definition of an “investment company” and avoid regulation under the Investment Company Act, we must engage primarily in the business of buying real estate, and these investments must be made within a year after the offering ends. If we are unable to invest a significant portion of the proceeds of our offering in properties within one year of the termination of the offering, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in certificates of deposit or other cash items with low returns. This would reduce the cash available for distribution to investors and possibly lower your returns.

To avoid meeting the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. Similarly, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. Accordingly, our board of directors may not be able to change our investment policies as they may deem appropriate if such change would cause us to meet the definition of an “investment company.” In addition, a change in the value of any of our assets could negatively affect our ability to avoid being required to register as an investment company. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

If you do not agree with the decisions of our board of directors, you only have limited control over changes in our policies and operations and may not be able to change such policies and operations.

Our board of directors determines our major policies, including our policies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under the Maryland General Corporation Law and our charter, our stockholders generally have a right to vote only on the following:

•	the election or removal of directors;

•	any amendment of our charter, except that our board of directors may amend our charter without stockholder approval to increase or decrease the aggregate number of our shares, to increase or decrease the number of our shares of any class or series that we have the authority to issue, to change our name, to change the name or other designation or the par value of any class or series of our stock and the aggregate par value of our stock or to effect certain reverse stock splits; provided, however, that any such amendment does not adversely affect the rights, preferences and privileges of the stockholders;

•	our dissolution; and

•	a merger or consolidation of the sale or other disposition of all or substantially all of our assets.

All other matters are subject to the discretion of our board of directors.

Our board of directors may change certain of our investment policies without stockholder approval, which could alter the nature of your investment.

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of the stockholders. These policies may change over time. The methods of implementing our investment policies also may vary, as new real estate development trends emerge and new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders, unless otherwise provided in our organizational documents. As a result, the nature of your investment could change without your consent.

Our rights and the rights of our stockholders to recover claims against our officers, directors and our advisor are limited, which could reduce your and our recovery against them if they cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter, in the case of our directors and officers, and our charter and the advisory agreement, in the case of our advisor and its affiliates, require us, subject to certain exceptions, to indemnify and advance expenses to our directors, our officers, and our advisor and its affiliates. Our charter permits us to provide such indemnification and advance for expenses to our employees and agents. Additionally, our charter limits, subject to certain exceptions, the liability of our directors and officers to us and our stockholders for monetary damages. Although our charter does not allow us to indemnify our directors or our advisor and its affiliates for any liability or loss suffered by them or hold harmless our directors or our advisor and its affiliates for any loss or liability suffered by us to a greater extent than permitted under Maryland law or the Statement of Policy Regarding Real Estate Investment Trusts published by the NASAA REIT Guidelines, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our advisor and its affiliates, than might otherwise exist under common law, which could reduce our stockholders and our recovery against them. In addition, our advisor is not required to retain cash to pay potential liabilities and it may not have sufficient cash available to pay liabilities if they arise. If our advisor is held liable for a breach of its fiduciary duty to us, or a breach of its contractual obligations to us, we may not be able to collect the full amount of any claims we may have against our advisor. We may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our advisor in some cases, which would decrease the cash otherwise available for distribution to our stockholders.

Your interest in us will be diluted if we issue additional shares.

Our stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 500,000,000 shares of stock, of which 490,000,000 shares are designated as common stock and 10,000,000 are designated as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock designated, or classify or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors, except that the issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access at our expense to our legal counsel or to independent legal counsel. Our stockholders likely will suffer dilution of their equity investment in us, in the event that we (1) sell additional shares in our offering or sell additional shares in the future, including those issued pursuant to our DRIP, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of our common stock to our advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement or (5) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership. In addition, the partnership agreement for our operating partnership contains provisions that would allow, under certain circumstances, other entities, including other real estate programs sponsored by Cole Real Estate Investments, to merge into or cause the exchange or conversion of their interest in that entity for interests of our operating partnership. Because the limited partnership interests of our operating partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.

General Risks Related to Investments in Real Estate

Many of our properties may depend upon a single tenant, or a limited number of major tenants, for all or a majority of its rental income; therefore, our financial condition and ability to make distributions to you may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of a single tenant.

Many of our properties may be occupied by only one tenant or derive a majority of its rental income from a limited number of major tenants and, therefore, the success of those properties will be materially dependent on the financial stability of such tenants. Such tenants face competition within their industries and other factors that could reduce their ability to make rent payments. For example, for our industrial properties, a general reduction in U.S. manufacturing activity could reduce our manufacturing tenants’ abilities to pay rent. Lease payment defaults by tenants could cause us to reduce the amount of distributions we pay. A default of a single or major tenant on its lease payments to us would cause us to lose revenue from the property and force us to find an alternative source of revenue to meet any expenses associated with the property and prevent a foreclosure if the property is subject to a mortgage. In the event of a default by a single or major tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a lease is terminated, we may not be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a single or major tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease to such a tenant, or such tenant’s election not to extend a lease upon its expiration, could have an adverse effect on our financial condition and our ability to pay distributions to you.

A high concentration of our properties in a particular geographic area, or with tenants in a similar industry, would magnify the effects of downturns in that geographic area or industry.

In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if tenants of our properties become concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio. As of December 31, 2011, we owned one property located in Texas leased to a tenant in the healthcare industry.

If a major tenant declares bankruptcy, we may be unable to collect balances due under relevant leases, which could have a material adverse effect on our financial condition and ability to pay distributions to you.

We may experience concentration in one or more tenant. Any of our tenants, or any guarantor of one of our tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. Such a bankruptcy filing would bar us from attempting to collect pre-bankruptcy debts from the bankrupt tenant or its properties unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If we assume a lease, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim would be capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only in the event funds were available, and then only in the same percentage as that realized on other unsecured claims.

The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant lease, and could ultimately preclude full collection of these sums. Such an event also could cause a decrease or cessation of current rental payments, reducing our operating cash flows and the amount available for distributions to you. In the event a tenant or lease guarantor declares bankruptcy, the tenant or its trustee may not assume our lease or its guaranty. If a given lease or guaranty is not assumed, our operating cash flows and the amounts available for distributions to you may be adversely affected. The bankruptcy of a major tenant could have a material adverse effect on our ability to pay distributions to you.

If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected.

We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our financial condition, cash flow and the amount available for distributions to you.

If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property.

Challenging economic conditions could adversely affect vacancy rates, which could have an adverse impact on our ability to make distributions and the value of an investment in our shares.

Challenging economic conditions, the availability and cost of credit, turmoil in the mortgage market, and declining real estate markets have contributed to increased vacancy rates in the commercial real estate sector. If we experience vacancy rates that are higher than historical vacancy rates, we may have to offer lower rental rates and greater tenant improvements or concessions than expected. Increased vacancies may have a greater impact on us, as compared to REITs with other investment strategies, as our investment approach relies on long-term leases in order to provide a relatively stable stream of income for our stockholders. As a result, increased vacancy rates could have the following negative effects on us:

•	the values of our potential investments in commercial properties could decrease below the amount paid for such investments;

•	revenues from such properties could decrease due to low or no rental income during vacant periods, lower future rental rates and/or increased tenant improvement expenses or concessions; and/or

•	revenues from such properties that secure loans could decrease, making it more difficult for us to meet our payment obligations.

All of these factors could impair our ability to make distributions and decrease the value of an investment in our shares.

Properties that have vacancies for a significant period of time could be difficult to sell, which could diminish the return on your investment.

A property may incur vacancies either by the continued default of a tenant under its leases, the expiration of a tenant lease or early termination of a lease by a tenant. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to you. In addition, because a property’s market value depends principally upon the value of the property’s leases, the resale value of a property with prolonged vacancies could decline, which could further reduce your return.

We may be unable to secure funds for future tenant improvements or capital needs, which could adversely impact our ability to pay cash distributions to you.

When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. We will use substantially all of the gross proceeds from our offering to buy real estate and real estate-related investments and to pay various fees and expenses. We intend to reserve only approximately 0.1% of the gross proceeds from our offering for future capital needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain funds from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.

Our real estate investments may include special use single-tenant properties that may be difficult to sell or re-lease upon lease terminations.

We intend to invest primarily in single-tenant income-producing necessity corporate office and industrial properties, a number of which may include special use single-tenant properties. If the leases on these properties are terminated or not renewed, we may have difficulty re-leasing or selling these properties to a party other than the tenant due to the lack of efficient alternate uses for such properties. Therefore, we may be required to expend substantial funds to renovate and/or adapt any such property for a revenue-generating alternate use or make rent concessions in order to lease the property to another tenant or sell the property. These and other limitations may adversely affect the cash flows from, or lead to a decline in value of, these special use single-tenant properties.

We may obtain only limited warranties when we purchase a property and would have only limited recourse in the event our due diligence did not identify any issues that lower the value of our property.

The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property, as well as the loss of rental income from that property.

Our inability to sell a property when we desire to do so could adversely impact our ability to pay cash distributions to you.

The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates, supply and demand, and other factors that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We may be required to expend funds to correct defects or to make improvements before a property can be sold. We may not have adequate funds available to correct such defects or to make such improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Our inability to sell a property when we desire to do so may cause us to reduce our selling price for the property. Any delay in our receipt of proceeds, or diminishment of proceeds, from the sale of a property could adversely impact our ability to pay distributions to you.

We are exposed to risks related to increases in market lease rates and inflation, as income from long-term leases will be the primary source of our cash flows from operations.

We are exposed to risks related to increases in market lease rates and inflation, as income from long-term leases will be the primary source of our cash flows from operations. Leases of long-term duration or which include renewal options that specify a maximum rate increase may result in below-market lease rates over time if we do not accurately estimate inflation or market lease rates. Provisions of our leases designed to mitigate the risk of inflation and unexpected increases in market lease rates, such as periodic rental increases, may not adequately protect us from the impact of inflation or unexpected increases in market lease rates. If we are subject to below-market lease rates on a significant number of our properties pursuant to long-term leases, our cash flow from operations and financial position may be adversely affected.

We may not be able to sell our properties at a price equal to, or greater than, the price for which we purchased such property, which may lead to a decrease in the value of our assets.

Some of our leases may not contain rental increases over time, or the rental increases may be less than the fair market rate at a future point in time. In such event, the value of the leased property to a potential purchaser may not increase over time, which may restrict our ability to sell that property, or if we are able to sell that property, may result in a sale price less than the price that we paid to purchase the property.

We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.

A lock-out provision is a provision that prohibits the prepayment of a loan during a specified period of time. Lock-out provisions may include terms that provide strong financial disincentives for borrowers to prepay their outstanding loan balance and exist in order to protect the yield expectations of investors. We expect that many of our properties will be subject to lock-out provisions. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties when we may desire to do so. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of our shares relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

Increased operating expenses could reduce cash flow from operations and funds available to acquire investments or make distributions.

Our properties will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates, utility costs, insurance costs, repairs and maintenance costs, administrative costs and other operating expenses. Some of our leases may not require the tenants to pay all or a portion of these expenses, in which event we may have to pay these costs. If we are unable to lease properties on terms that require the tenants to pay all or some of the properties’ operating expenses, if our tenants fail to pay these expenses as required or if expenses we are required to pay exceed our expectations, we could have less funds available for future acquisitions or cash available for distributions to you.

Adverse economic and geopolitical conditions may negatively affect our returns and profitability.

Our operating results may be affected by market and economic challenges, which may result from a continued or exacerbated general economic downturn experienced by the nation as a whole, by the local economies where our properties may be located, or by the real estate industry including the following:

•	poor economic conditions may result in tenant defaults under leases;

•	re-leasing may require concessions or reduced rental rates under the new leases;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	constricted access to credit may result in tenant defaults or non-renewals under leases; and

•	increased insurance premiums may reduce funds available for distribution or, to the extent such increases are passed through to tenants, may lead to tenant defaults. Increased insurance premiums may make it difficult to increase rents to tenants on turnover, which may adversely affect our ability to increase our returns.

The length and severity of any economic slowdown or downturn cannot be predicted. Our operations could be negatively affected to the extent that an economic slowdown or downturn is prolonged or becomes more severe.

The United States’ armed conflicts in various parts of the world could have a further impact on our tenants. The consequences of any armed conflict are unpredictable, and we may not be able to foresee events that could have an adverse effect on our tenants, our business or your investment. More generally, any of these events could result in increased volatility in or damage to the United States and worldwide financial markets and economy. They also could result in higher energy costs and increased economic uncertainty in the United States or abroad. Adverse economic conditions could affect the ability of our tenants to pay rent, which could have a material adverse effect on our operating results and financial condition, as well as our ability to pay distributions to you.

The current market environment may adversely affect our operating results, financial condition and ability to pay distributions.

The global financial markets have undergone pervasive and fundamental disruptions since mid-2007. The disruptions in the global financial markets had an adverse impact on the availability of credit to businesses generally. The continuing impact of the recent global economic recession has the potential to materially affect the value of our properties and other investments we make, the availability or the terms of financing that we may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due, and/or, for our leased properties, the ability of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. The current market environment also could affect our operating results and financial condition as follows:

•	Debt Markets — Although there are signs of a recovery, the real estate debt markets are currently experiencing volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies. Should overall borrowing costs increase, either by increases in the index rates or by increases in lender spreads, our operations may generate lower returns. In addition, the recent dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn: (1) limits the ability of real estate investors to make new acquisitions and to potentially benefit from reduced real estate values or to realize enhanced returns on real estate investments; (2) has slowed real estate transaction activity; and (3) may result in an inability to refinance debt as it becomes due. In addition, the state of the debt markets could have a material impact on the overall amount of capital being invested in real estate, which may result in price or value decreases of real estate assets and impact our ability to raise equity capital.

•	Real Estate Markets —The recent global economic recession has caused commercial real estate values to decline substantially. As a result, there may be uncertainty in the valuation, or in the stability of the value, of the properties we acquire that could result in a substantial decrease in the value of our properties after we purchase them. Consequently, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge or record a loss on sale in earnings.

•	Government Intervention — The disruptions in the global financial markets have led to extensive and unprecedented government intervention. It is impossible to predict the actual effect of the government intervention and what effect, if any, additional interim or permanent governmental intervention may have on the global financial markets and/or the effect of such intervention on the U.S. economy.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

We intend to diversify our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation only insures amounts up to $250,000 per depositor per insured bank for interest bearing accounts. We likely will have cash and cash equivalents and restricted cash deposited in interest bearing accounts in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we deposit funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of your investment.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.

Generally, we expect each of our tenants will be responsible for insuring its goods and premises and, in some circumstances, may be required to reimburse us for a share of the cost of acquiring comprehensive insurance for the property, including casualty, liability, fire and extended coverage customarily obtained for similar properties in amounts that our advisor determines are sufficient to cover reasonably foreseeable losses. Tenants of single-user properties leased on a triple net basis typically are required to pay all insurance costs associated with those properties. Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.

Real estate related taxes may increase, and if these increases are not passed on to tenants, our income will be reduced.

Local real property tax assessors may reassess our properties, which may result in increased taxes. Generally, property taxes increase as property values or assessment rates change, or for other reasons deemed relevant by property tax assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. Although some tenant leases may permit us to pass through such tax increases to the tenants for payment, renewal leases or future leases may not be negotiated on the same basis. Tax increases not passed through to tenants may adversely affect our income, cash available for distributions, and the amount of distributions to you.

CC&Rs may restrict our ability to operate a property.

Some of our properties may be contiguous to other parcels of real property, comprising part of the same industrial center or office park. In connection with such properties, we will be subject to significant covenants, conditions and restrictions, known as “CC&Rs,” restricting the operation of such properties and any improvements on such properties, and related to granting easements on such properties. Moreover, the operation and management of the contiguous properties may impact such properties. Compliance with CC&Rs may adversely affect our operating costs and reduce the amount of funds that we have available to pay distributions paid to you.

Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.

We may use proceeds from our offering to acquire properties upon which we will construct improvements. If we engage in development or construction projects, we will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks if we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

We may invest in unimproved real property. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental concerns of governmental entities and/or community groups.

If we contract with a development company for newly developed property, our earnest money deposit made to the development company may not be fully refunded.

We may enter into one or more contracts, either directly or indirectly through joint ventures with other Cole-sponsored programs or others, to acquire real property from a development company that is engaged in construction and development of commercial real properties. Properties acquired from a development company may be either existing income-producing properties, properties to be developed or properties under development. We anticipate that we will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties. In the case of properties to be developed by a development company, we anticipate that we will be required to close the purchase of the property upon completion of the development of the property. At the time of contracting and the payment of the earnest money deposit by us, the development company typically will not have acquired title to any real property. Typically, the development company will only have a contract to acquire land, a development agreement to develop a building on the land and an agreement with one or more tenants to lease all or part of the property upon its completion. We may enter into such a contract with the development company even if at the time we enter into the contract, we have not yet raised sufficient proceeds in our offering to enable us to close the purchase of such property. However, we may not be required to close a purchase from the development company, and may be entitled to a refund of our earnest money, in the following circumstances:

•	the development company fails to develop the property;

•	all or a specified portion of the pre-leased tenants fail to take possession under their leases for any reason; or

•	we are unable to raise sufficient proceeds from our offering to pay the purchase price at closing.

The obligation of the development company to refund our earnest money will be unsecured, and we may not be able to obtain a refund of such earnest money deposit from it under these circumstances since the development company may be an entity without substantial assets or operations.

If we purchase an option to acquire a property but do not exercise the option, we likely would forfeit the amount we paid for such option, which would reduce the amount of cash we have available to make other investments.

In determining whether to purchase a particular property, we may obtain an option to purchase such property. The amount paid for an option, if any, normally is forfeited if the property is not purchased and normally is credited against the purchase price if the property is purchased. If we purchase an option to acquire a property but do not exercise the option, we likely would forfeit the amount we paid for such option, which would reduce the amount of cash we have available to make other investments.

Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on your investment.

We will compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger competitors may enjoy significant advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments as a result of competition with third parties without a corresponding increase in tenant lease rates, our profitability will be reduced, and you may experience a lower return on your investment.

Our properties face competition that may affect tenants’ ability to pay rent and the amount of rent paid to us may affect the cash available for distributions to you and the amount of distributions.

We typically will acquire properties located in developed areas. Therefore, there likely will be numerous other corporate properties within the market area of each of our properties that will compete with us for tenants. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in close proximity to our properties, causing increased competition for customer traffic and creditworthy tenants. This could result in decreased cash flow from tenants and may require us to make capital improvements to properties that we would not have otherwise made, thus affecting cash available for distributions to you and the amount of distributions we pay.

Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.

From time to time, we may acquire multiple properties in a single transaction. Portfolio acquisitions are more complex and expensive than single property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. To acquire multiple properties in a single transaction we may be required to accumulate a large amount of cash. We would expect the returns that we earn on such cash to be less than the ultimate returns on real property, therefore accumulating such cash could reduce our funds available for distributions to you. Any of the foregoing events may have an adverse effect on our operations.

If we set aside insufficient capital reserves, we may be required to defer necessary capital improvements.

If we do not have enough reserves for capital to supply needed funds for capital improvements throughout the life of the investment in a property and there is insufficient cash flow from operations, we may be required to defer necessary improvements to a property, which may cause that property to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased operating cash flows as a result of fewer potential tenants being attracted to the property. If this happens, we may not be able to maintain projected rental rates for affected properties, and our results of operations may be negatively impacted.

Costs of complying with environmental laws and regulations may adversely affect our income and the cash available for any distributions.

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid hazardous materials, and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent such property or to use such property as collateral for future borrowing. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our properties may be affected by one tenant’s operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations that we may be required to comply with, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions to you and may reduce the value of your investment.

We intend to invest in properties historically used for corporate purposes. Some of these properties may contain at the time of our investment, or may have contained prior to our investment, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances. Some of our potential properties may be adjacent to or near other properties that have contained or then currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. In addition, certain of our potential properties may be on or adjacent to or near other properties upon which others, including former owners or tenants of our properties, have engaged, or may engage in the future, in activities that may release petroleum products or other hazardous or toxic substances.

From time to time, we may acquire properties, or interests in properties, with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and that the acquisition will yield a superior risk-adjusted return. In such an instance, we will estimate the costs of environmental investigation, clean-up and monitoring in determining the purchase price. Further, in connection with property dispositions, we may agree to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties.

We may not obtain an independent third-party environmental assessment for every property we acquire. In addition, any such assessment that we do obtain may not reveal all environmental liabilities. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims would materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to you.

Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to you.

If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flow from operations.

In some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default on its obligations under the financing, which could negatively impact cash flow from operations. Even in the absence of a purchaser default, the distribution of sale proceeds, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price, and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to you.

A proposed change in U.S. accounting standards for leases could reduce the overall demand to lease our properties.

The existing accounting standards for leases require lessees to classify their leases as either capital or operating leases. Under a capital lease, both the leased asset, which represents the tenant’s right to use the property, and the contractual lease obligation are recorded on the tenant’s balance sheet if one of the following criteria are met: (1) the lease transfers ownership of the property to the lessee by the end of the lease term; (2) the lease contains a bargain purchase option; (3) the non-cancellable lease term is more than 75% of the useful life of the asset; or (4) if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. If the terms of the lease do not meet these criteria, the lease is considered an operating lease, and no leased asset or contractual lease obligation is recorded by the tenant.

Recently, the U.S. Financial Accounting Standards Board (the FASB) and the International Accounting Standards Board (the IASB) initiated a joint project to develop new guidelines to lease accounting. The FASB and IASB (collectively, the “Boards”) recently issued exposure drafts (the “Exposure Drafts”), which propose substantial changes to the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation would be recorded on the tenant’s balance sheet for all lease arrangements. In addition, the Exposure Drafts could impact the method in which contractual lease payments would be recorded. In order to mitigate the effect of the proposed lease accounting, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms or fewer extension options, which would generally have less impact on tenant balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk, a delay in investing our offering proceeds, or shorter lease terms, all of which may negatively impact our operations and our ability to pay distributions to you.

The Exposure Drafts do not include a proposed effective date; however, the Boards plan to issue final standards regarding lease accounting in 2012.

Our costs associated with complying with the Americans with Disabilities Act of 1990, as amended, may affect cash available for distributions.

Our properties generally will be subject to the Americans with Disabilities Act of 1990, as amended (Disabilities Act). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act. However, we may not be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to you.

Risks Associated with Debt Financing

We may incur mortgage indebtedness and other borrowings, which may increase our business risks, hinder our ability to make distributions, and decrease the value of your investment.

We likely will acquire real estate and other real estate-related investments by borrowing new funds. In addition, we may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties and other investments and to pay distributions to our stockholders. We may borrow additional funds if we need funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. We may also borrow additional funds if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.

Our advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. There is no limitation on the amount we may borrow against any individual property or other investment. However, under our charter, we are required to limit our borrowings to 75% of the cost (before deducting depreciation or other non-cash reserves) of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. Moreover, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless such borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. Our borrowings will not exceed 300% of our net assets as of the date of any borrowing, which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines; however, we may exceed that limit if approved by a majority of our independent directors. We expect that from time to time during the period of our offering we will request that our independent directors approve borrowings in excess of these limitations since we will then be in the process of raising our equity capital to acquire our portfolio. We expect that during the period of our offering, high debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute to you and could result in a decline in the value of your investment.

We do not intend to incur mortgage debt on a particular property unless we believe the property’s projected operating cash flow is sufficient to service the mortgage debt. However, if there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, the amount available for distributions to you may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds from the foreclosure. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. If we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to you will be adversely affected, which could result in our losing our REIT status and would result in a decrease in the value of your investment.

High interest rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make to you.

We run the risk of being unable to finance or refinance our properties on favorable terms or at all. If interest rates are higher when we desire to mortgage our properties or when existing loans come due and the properties need to be refinanced, we may not be able to finance the properties and we would be required to use cash to purchase or repay outstanding obligations. Our inability to use debt to finance or refinance our properties could reduce the number of properties we can acquire, which could reduce our operating cash flows and the amount of cash distributions we can make to you. Higher costs of capital also could negatively impact operating cash flows and returns on our investments.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to you.

We may incur indebtedness that bears interest at a variable rate. To the extent that we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our operating cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to you.

In connection with providing us financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. In general, our loan agreements restrict our ability to encumber or otherwise transfer our interest in the respective property without the prior consent of the lender. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace CCI Advisors as our advisor. These or other limitations imposed by a lender may adversely affect our flexibility and our ability to achieve our investment and operating objectives, which could limit our ability to make distributions to you.

Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to you.

We may finance our property acquisitions using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.

Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the loan on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT. Any of these results would have a significant, negative impact on your investment.

To hedge against exchange rate and interest rate fluctuations, we may use derivative financial instruments that may be costly and ineffective and may reduce the overall returns on your investment.

We may use derivative financial instruments to hedge our exposure to changes in exchange rates and interest rates on loans secured by our assets and investments in CMBS. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from time to time.

To the extent that we use derivative financial instruments to hedge against exchange rate and interest rate fluctuations, we will be exposed to credit risk, basis risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to you will be adversely affected.

Risks Associated with Investments in Mortgage, Bridge and Mezzanine Loans and Real Estate-Related Securities

Investing in mortgage, bridge or mezzanine loans could adversely affect our return on our loan investments.

We may make or acquire mortgage, bridge or mezzanine loans, or participations in such loans, to the extent our advisor determines that it is advantageous for us to do so. However, if we make or invest in mortgage, bridge or mezzanine loans, we will be at risk of defaults on those loans caused by many conditions beyond our control, including local and other economic conditions affecting real estate values, interest rate changes, rezoning, and failure by the borrower to maintain the property. If there are defaults under these loans, we may not be able to repossess and sell quickly any properties securing such loans. An action to foreclose on a property securing a loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of any lawsuit brought in connection with the foreclosure if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the loan, which could reduce the value of our investment in the defaulted loan. In addition, investments in mezzanine loans involve a higher degree of risk than long-term senior mortgage loans secured by income-producing real property because the investment may become unsecured as a result of foreclosure on the underlying real property by the senior lender.

We may invest in various types of real estate-related securities.

Aside from investments in real estate, we are permitted to invest in real estate-related securities, including securities issued by other real estate companies, CMBS, mortgage, bridge, mezzanine or other loans and Section 1031 tenant-in-common interests, and we may invest in real estate-related securities of both publicly traded and private real estate companies. We are focused, however, on acquiring interests in necessity corporate properties. We may not have the expertise necessary to maximize the return on our investment in real estate-related securities. If our advisor determines that it is advantageous to us to make the types of investments in which our advisor or its affiliates do not have experience, our advisor intends to employ persons, engage consultants or partner with third parties that have, in our advisor’s opinion, the relevant expertise necessary to assist our advisor in evaluating, making and administering such investments.

Investments in real estate-related securities will be subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate securities, which may result in losses to us.

Our investments in real estate-related securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed herein, including risks relating to rising interest rates.

Real estate-related securities are often unsecured and also may be subordinated to other obligations of the issuer. As a result, investments in real estate-related securities are subject to risks of (1) limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities, (2) substantial market price volatility resulting from changes in prevailing interest rates in the case of traded equity securities, (3) subordination to the prior claims of banks and other senior lenders to the issuer, (4) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (5) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (6) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic slowdown or downturn. These risks may adversely affect the value of outstanding real estate-related securities and the ability of the issuers thereof to repay principal and interest or make distribution payments.

The CMBS in which we may invest are subject to all of the risks of the underlying mortgage loans, the risks of the securitization process and dislocations in the mortgage-backed securities market in general.

CMBS are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, these securities are subject to all of the risks of the underlying mortgage loans. In a rising interest rate environment, the value of CMBS may be adversely affected when payments on underlying mortgages do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. The value of CMBS may also change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. In addition, CMBS are subject to the credit risk associated with the performance of the underlying mortgage properties. CMBS are issued by investment banks, not financial institutions, and are not insured or guaranteed by the U.S. government.

CMBS are also subject to several risks created through the securitization process. Subordinate CMBS are paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes delinquent loans, there is a risk that interest payments on subordinate CMBS will not be fully paid. Subordinate CMBS are also subject to greater credit risk than those CMBS that are more highly rated. In certain instances, third-party guarantees or other forms of credit support can reduce the credit risk.

The value of any CMBS in which we invest may be negatively impacted by any dislocation in the mortgage-backed securities market in general. Currently, the mortgage-backed securities market is suffering from a severe dislocation created by mortgage pools that include sub-prime mortgages secured by residential real estate. Sub-prime loans often have high interest rates and are often made to borrowers with credit scores that would not qualify them for prime conventional loans. In recent years, banks made a great number of the sub-prime residential mortgage loans with high interest rates, floating interest rates, interest rates that reset from time to time, and/or interest-only payment features that expire over time. These terms, coupled with rising interest rates, have caused an increasing number of homeowners to default on their mortgages. Purchasers of mortgage-backed securities collateralized by mortgage pools that include risky sub-prime residential mortgages have experienced severe losses as a result of the defaults and such losses have had a negative impact on the CMBS market.

Federal Income Tax Risks

Failure to qualify as a REIT would adversely affect our operations and our ability to make distributions.

Morris, Manning & Martin, LLP, our legal counsel, has rendered an opinion to us that we are organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code for our taxable year ended December 31, 2011, or the first year in which we commenced material operations, and that our proposed method of operations will enable us to meet the requirements for qualification and taxation as a REIT beginning with our taxable year ending December 31, 2011, or the first year in which we commenced material operations. This opinion is based upon our representations as to the manner in which we are and will be owned, invest in assets and operate, among other things. However, our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. Morris, Manning & Martin, LLP will not review our operations or compliance with the REIT qualification standards on an ongoing basis, and we may fail to satisfy the REIT requirements in the future. Also, the legal opinion represents Morris, Manning & Martin, LLP’s legal judgment based on the law in effect as of March 9, 2012. Morris, Manning & Martin, LLP’s opinion is not binding on the Internal Revenue Service or the courts and we will not apply for a ruling from the Internal Revenue Service regarding our status as a REIT. Future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to you because of the additional tax liability. In addition, distributions to you would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Our failure to qualify as a REIT would adversely affect the return on your investment.

Re-characterization of sale-leaseback transactions may cause us to lose our REIT status.

We may purchase properties and lease them back to the sellers of such properties. The Internal Revenue Service could challenge our characterization of certain leases in any such sale-leaseback transactions as “true leases,” which allows us to be treated as the owner of the property for federal income tax purposes. In the event that any sale-leaseback transaction is challenged and re-characterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so re-characterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of re-characterization. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the distribution requirement for a taxable year.

You may have current tax liability on distributions you elect to reinvest in our common stock.

If you participate in our DRIP, you will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, you will be treated, for tax purposes, as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of the common stock received.

Distributions payable by REITs do not qualify for the reduced tax rates that apply to other corporate distributions.

Tax legislation enacted in 2003, amended in 2005 and extended by the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, generally reduces the maximum U.S. federal income tax rate for distributions payable by corporations to domestic stockholders that are individuals, trusts or estates to 15% prior to 2013. Distributions payable by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient, rather than the 15% preferential rate. Our distributions will be taxed as ordinary income at the non-preferential rate, to the extent they are from our current or accumulated earnings and profits. To the extent distributions exceed our current or accumulated earnings and profits, they will be treated first as a tax-free return of capital, reducing the tax basis in each U.S. stockholder’s shares (but not below zero), then the distributions will be taxed as gain from the sale of shares. You should discuss the difference in treatment of REIT distributions and regular corporate distributions with your tax advisor.

If our operating partnership fails to maintain its status as a partnership, its income may be subject to taxation, which would reduce the cash available to us for distribution to you.

We intend to maintain the status of CCI OP, our operating partnership, as a partnership for federal income tax purposes. However, if the Internal Revenue Service were to successfully challenge the status of our operating partnership as an entity taxable as a partnership, CCI OP would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This could also result in our losing REIT status, and becoming subject to a corporate level tax on our income. This would substantially reduce the cash available to us to make distributions to you and the return on your investment. In addition, if any of the partnerships or limited liability companies through which CCI OP owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to our operating partnership. Such a re-characterization of an underlying property owner also could threaten our ability to maintain REIT status.

In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available for distribution to you.

Even if we qualify and maintain our status as a REIT, we may be subject to federal income taxes or state taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Internal Revenue Code) will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of our operating partnership or at the level of the other entities through which we indirectly own our assets. Any federal or state taxes we pay will reduce our cash available for distribution to you.

Legislative or regulatory action could adversely affect the returns to our investors.

Changes to the tax laws are likely to occur, and such changes may adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with their own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. You also should note that our counsel’s tax opinion is based upon existing law and treasury regulations, applicable as of the date of its opinion, all of which are subject to change, either prospectively or retroactively.

Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005 and in 2010. One of the changes affected by that legislation generally reduced the tax rate on dividends paid by corporations to individuals to a maximum of 15% prior to 2013. REIT distributions generally do not qualify for this reduced rate. The tax changes did not, however, reduce the corporate tax rates. Therefore, the maximum corporate tax rate of 35% has not been affected. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the “double taxation” that other corporations are typically subject to.

The tax rate changes contained in the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 are currently scheduled to expire at the end of 2013. It is widely anticipated that this expiration will provoke a legislative response from Congress for tax years beginning after December 31, 2013; however, it is impossible to anticipate the effects of any such legislation at this time.

Although REITs continue to receive substantially better tax treatment than entities taxed as corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed, for federal income tax purposes, as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interests of our stockholders.

Complying with the REIT requirements may cause us to forego otherwise attractive opportunities.

To continue to qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our common stock. We may be required to pay distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution. Complying with the REIT requirements may cause us to forego otherwise attractive opportunities. In addition, we may be required to liquidate otherwise attractive investments in order to comply with the REIT requirements. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Foreign purchasers of our common stock may be subject to FIRPTA tax upon the sale of their shares.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to the Foreign Investment in Real Property Tax Act of 1980, as amended, known as FIRPTA, on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of our shares would be subject to FIRPTA tax, unless our shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock.

For qualified accounts, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, it is possible that you may be subject to the imposition of significant excise taxes and penalties with respect to the amount invested.

If you that are investing the assets of a pension, profit-sharing, 401(k), Keogh or other qualified retirement plan or the assets of an IRA in our common stock, you should satisfy yourself that, among other things:

•	your’ investment is consistent with your fiduciary obligations under ERISA and the Internal Revenue Code;

•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan’s investment policy;

•	your investment satisfies the prudence and diversification requirements of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	your investment will not impair the liquidity of the plan or IRA;

•	your investment will not produce UBTI for the plan or IRA;

•	you will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary who authorized or directed the investment may be subject to the imposition of civil and criminal penalties and could subject the fiduciary to equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2011, we owned one single-tenant office building located in San Antonio, Texas. The Medtronic Property is 100% leased to Minimed, subject to a net lease, with annual gross annualized rental revenue for 2011 of $2,755,475, or $19.00 per square foot, fixed for the initial lease term, which expires October 31, 2020. The tenant has two options to renew the lease, beginning November 1, 2020, each for an additional five-year term, with rental escalations of 10% at each renewal.

Notes Payable Information

As of December 31, 2011, we had a note payable and note payable to affiliate totaling $22.7 million with a fixed interest rate of 4.65% and a weighted average remaining term of 3.78 years.

During the year ended December 31, 2011, in connection with the acquisition of the Medtronic Property, we entered into a $23.0 million mortgage loan with Wells Fargo Bank, National Association (the “Wells Fargo Loan”), and a $9.0 million subordinate loan with Series C, LLC (the “Series C Loan”). The Wells Fargo Loan, which is secured by the Medtronic Property and matures on July 1, 2016, consisted of 1) an $18.0 million loan that bears a fixed interest rate of 4.65% with monthly interest only payments (the “Mortgage Loan”) and 2) a $5.0 million loan with interest only payments at a fixed interest rate of 4.65% until December 31, 2011 and 10.0% thereafter (the “Mezzanine Loan”). The Mortgage Loan generally may not be prepaid without premium or penalty; however, the Mezzanine Loan may be prepaid at any time without penalty or premium. On November 1, 2011, we repaid the $5.0 million Mezzanine Loan. The Series C Loan is full recourse to us and bears interest at a fixed interest rate of 4.65% with accrued interest and principal due upon payment or maturity on December 31, 2012. On December 5, 2011 and December 22, 2011, we repaid $3.3 million and $1.0 million, respectively, of principal on the Series C Loan. In connection with these principal payments, we paid a total of $196,000 in accrued interest. As of December 31, 2011, the remaining balance of the Series C Loan was $4.7 million. Subsequent to December 31, 2011, we repaid an additional $3.0 million on the Series C Loan.

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

The Series C Loan has been approved by a majority of our board of directors (including all of our independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to our than a comparable loan between unaffiliated parties. In addition, a majority of our board of directors (including all of our independent directors) not otherwise interested in such transaction have determined that borrowing in excess of 60% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets is justified and in the best interest of our stockholders.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we may become subject to litigation or claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business to which we are a party or to which our property is the subject.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 9, 2012, we had approximately 2.0 million shares of common stock outstanding, held by a total of 589 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our registrar and transfer agent.

There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop. Pursuant to the Offering, we are selling shares of our common stock to the public at a price of $10.00 per share and at a price of $9.50 per share pursuant to our DRIP. Additionally, we provide discounts in the Offering for certain categories of purchasers, including based on volume discounts. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.

Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop. To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Internal Revenue Code or an individual retirement account or annuity described in Section 408 of the Internal Revenue Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we intend to provide reports of the per share estimated value of our common stock to those fiduciaries who request such reports. In addition, in order for FINRA members and their associated persons to participate in the offering and sale of our shares of common stock, we are required pursuant to FINRA Rule 5110(f)(2)(m) to disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which is was developed and the date of the data used to develop the estimated value. For these purposes, the deemed value of our common stock is $10.00 per share as of December 31, 2011. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $10.00 per share if a market did exist. Until the later of 18 months after the termination of the Offering or the termination of any subsequent offering of our shares, we intend to use the most recent offering as the per share estimated value. Beginning 18 months after the last offering of shares, the value of the properties and other assets will be based on valuations of either our properties or us as a whole, whichever valuation method our board of directors determines to be appropriate, which may include independent valuations of our properties or of our enterprise as a whole.

Share Redemption Program

Our board of directors has adopted a share redemption program that enables our stockholders to sell their shares to us in limited circumstances. Our share redemption program permits stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described below.

Our common stock is currently not listed on a national securities exchange, and we will not seek to list our stock unless and until such time as our independent directors believe that the listing of our stock would be in the best interest of our stockholders. In order to provide stockholders with the benefit of interim liquidity, stockholders who have held their shares for at least one year may present a portion consisting of at least the lesser of (1) 25% of the holder’s shares; or (2) a number of shares with an aggregate redemption price of at least $2,500 to us for redemption at any time in accordance with the procedures outlined below. At that time, we may, subject to the conditions and limitations described below, redeem the shares presented for redemption for cash to the extent that we have sufficient funds available to us to fund such redemption. We will not pay to our board of directors, or our advisor or its affiliates any fees to complete any transactions under our share redemption program.

During the term of this offering, and until such time as our board of directors determines a reasonable estimate of the value of our shares, the redemption price per share (other than for shares purchased pursuant to our DRIP) will depend on the price paid for the shares and the length of time the stockholder has held such shares as follows: after one year from the purchase date, 95% of the amount paid for each share; after two years from the purchase date, 97.5% of the amount paid for each share; and after three years from the purchase date, 100% of the amount paid for each share. During this time period, the redemption price for shares purchased pursuant to our DRIP will be the amount paid for such shares. (In each case, the redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). Accordingly, the redemption price will reflect a stockholder’s reduced purchase price if such stockholder received discounted or waived selling commissions and/or a waived dealer manager fee. At any time we are engaged in an offering of our shares, the per share price for shares purchased under our redemption program will always be equal to or lower than the applicable per share offering price.

After such time as our board of directors has determined a reasonable estimated value of our shares, the per share redemption price (other than for shares purchased pursuant to our DRIP) will depend on the length of time the stockholder has held such shares as follows: after one year from the purchase date, 95% of the Estimated Share Value (defined below); after two years from the purchase date, 97.5% of the Estimated Share Value; and after three years from the purchase date, 100% of the Estimated Share Value. During this time period, the redemption price for shares purchased pursuant to our DRIP will be 100% of the Estimated Share Value. (In each case, the redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). For purposes of establishing the redemption price per share, “Estimated Share Value” shall mean the most recently disclosed reasonable estimated value of our shares of common stock as determined by our board of directors, including a majority of our independent directors.

Our board of directors will announce any redemption price adjustment and the time period of its effectiveness as a part of its regular communications with our stockholders. If we have sold property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales subsequent to the establishment of the Estimated Share Value, the per share redemption price will be reduced by the net sale proceeds per share distributed to investors prior to the redemption date. Our board of directors will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While our board of directors does not have specific criteria for determining a special distribution, we expect that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds. In no event will the Estimated Share Value established for purposes of our share redemption program exceed the then-current estimated share value established for purposes of our DRIP.

Upon receipt of a request for redemption, we may conduct a Uniform Commercial Code search to ensure that no liens are held against the shares. We will not redeem any shares subject to a lien. Any costs in conducting the Uniform Commercial Code search will be borne by us.

We may waive the one-year holding period requirement upon request due to a stockholder’s death or bankruptcy or other exigent circumstances as determined by our advisor. In the event of the death of a stockholder, we must receive notice from the stockholder’s estate within 270 days after the stockholder’s death. In addition, in the event that a stockholder redeems all of their shares, any shares that were purchased pursuant to our DRIP will be excluded from the one-year holding requirement. Also, for purposes of the one-year-holding period, limited partners of our operating partnership who exchanged their limited partnership units for shares of our common stock will be deemed to have owned their shares as of the date our operating partnership’s units were issued. Shares redeemed in connection with a stockholder’s death, during the term of this offering and until such time as our board of directors determines a reasonable estimated value of our shares, will be redeemed at a purchase price equal to 100% of the amount actually paid for the shares. Shares redeemed in connection with a stockholder’s death, after such time as our board of directors has determined a reasonable estimated value of our shares, will be redeemed at a purchase price per share equal to 100% of the Estimated Share Value. Shares redeemed in connection with a stockholder’s bankruptcy or other exigent circumstance within one year from the purchase date will be redeemed at a price per share equal to the price per share we would pay had the stockholder held the shares for one year from the purchase date.

In the event that a stockholder requests a redemption of all of their shares, and such stockholder is participating in our DRIP, the stockholder will be deemed to have notified us, at the time they submit their redemption request, that such stockholder is terminating its participation in our DRIP, and have elected to receive future distributions in cash. This election will continue in effect even if less than all of such stockholder’s shares are redeemed unless they notify us that they wish to resume their participation in our DRIP.

We will limit the number of shares redeemed pursuant to our share redemption program as follows: (1) we will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid; and (2) funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under our DRIP. In an effort to accommodate redemption requests throughout the calendar year, we intend to limit quarterly redemptions to approximately one-fourth of 5% (1.25%) of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter, and funding for redemptions for each quarter generally will be limited to the net proceeds we receive from the sale of shares in the respective quarter under our DRIP; however, our management may waive these quarterly limitations in its sole discretion, subject to the 5% cap on the number of shares we may redeem during the respective trailing 12 month period. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any quarter, in which case quarterly redemptions will be made pro rata, except as described below. Our management also reserves the right, in its sole discretion at any time, and from time to time, to reject any request for redemption for any reason.

We will redeem our shares no later than the end of the month following the end of each fiscal quarter. Requests for redemption must be received on or prior to the end of the fiscal quarter in order for us to repurchase the shares in the month following the end of that fiscal quarter. A stockholder may withdraw their request to have shares redeemed, but all such requests generally must be submitted prior to the last business day of the applicable fiscal quarter. Any redemption capacity that is not used as a result of the withdrawal or rejection of redemption requests may be used to satisfy the redemption requests of other stockholders received for that fiscal quarter, and such redemption payments may be made at a later time than when that quarter’s redemption payments are made.

We will determine whether we have sufficient funds and/or shares available as soon as practicable after the end of each fiscal quarter, but in any event prior to the applicable payment date. If we cannot purchase all shares presented for redemption in any fiscal quarter, based upon insufficient cash available and/or the limit on the number of shares we may redeem during any quarter or year, we will give priority to the redemption of deceased stockholders’ shares. (While deceased stockholders’ shares will be included in calculating the maximum number of shares that may be redeemed in any annual or quarterly period, they will not be subject to the annual or quarterly percentage caps; therefore, if the volume of requests to redeem deceased stockholders’ shares in a particular quarter were large enough to cause the annual or quarterly percentage caps to be exceeded, even if no other redemption requests were processed, the redemptions of deceased stockholders’ shares would be completed in full, assuming sufficient proceeds from the sale of shares under our DRIP were available. If sufficient proceeds from the sale of shares under our DRIP were not available to pay all such redemptions in full, the requests to redeem deceased stockholders’ shares would be honored on a pro rata basis.) We next will give priority to requests for full redemption of accounts with a balance of 250 shares or less at the time we receive the request, in order to reduce the expense of maintaining small accounts. Thereafter, we will honor the remaining redemption requests on a pro rata basis. Following such quarterly redemption period, if a stockholder would like to resubmit the unsatisfied portion of the prior request for redemption, such stockholder must submit a new request for redemption of such shares prior to the last day of the new quarter. Unfulfilled requests for redemption will not be carried over automatically to subsequent redemption periods.

Our board of directors may choose to amend, suspend or terminate our share redemption program at any time upon 30 days’ notice to our stockholders. Additionally, we will be required to discontinue sales of shares under our DRIP on the earlier of February 10, 2013, which is two years from the effective date of the Offering, unless the Offering is extended, or the date we sell all of the shares registered for sale under our DRIP, unless we file a new registration statement with the Securities and Exchange Commission and applicable states. Because the redemption of shares will be funded with the net proceeds we receive from the sale of shares under our DRIP, the discontinuance or termination of our DRIP will adversely affect our ability to redeem shares under the share redemption program. We will notify our stockholders of such developments (1) in our next annual or quarterly report or (2) by means of a separate mailing, accompanied by disclosure in a current or periodic report under the Exchange Act. During the Offering, we would also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under federal securities laws.

Our share redemption program is only intended to provide interim liquidity for stockholders until a liquidity event occurs, such as the listing of the shares on a national securities exchange, or our merger with a listed company. The share redemption program will be terminated if the shares become listed on a national securities exchange. We cannot guarantee that a liquidity event will occur.

The shares we redeem under our share redemption program are cancelled and returned to the status of authorized but unissued shares. We do not intend to resell such shares to the public unless they are first registered with the SEC under the Securities Act and under appropriate state securities laws or otherwise sold in compliance with such laws.

During the year ended December 31, 2011, we did not redeem any shares under our share redemption program. See the section titled “Share Redemptions” in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation” appearing elsewhere in this Annual Report on Form 10-K, and Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for additional share redemption information.

Distributions

We believe we qualify and intend to elect to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2011. As a REIT, we have made, and intend to continue to make, distributions each taxable year (excluding capital gains or a return on capital for federal income tax purposes) equal to at least 90% of our taxable income. One of our primary goals is to pay regular (monthly) distributions to the Company’s stockholders.

For federal income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain distributions, or nontaxable distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a nontaxable return of capital, reducing the tax basis in each U.S. stockholder’s shares. Further, the amount of distributions in excess of U.S. stockholders’ tax basis in their shares will be taxable as a capital gain realized from the sale of those shares.

The following table shows the character of the distributions we paid on a per share basis during the year ended December 31, 2011:

	September 30,	September 30,	September 30,	September 30,
	Total	Distributions Paid	Nontaxable	Ordinary
	Distributions Paid	per Common Share	Distributions	Dividends
2011	$214,000	$0.48	$0.46	$0.02

Use of Public Offering Proceeds

We registered 300,000,000 shares of our common stock in the Offering (SEC File no. 333-166447, effective February 10, 2011), of which we registered 250,000,000 shares at $10.00 per share to be offered to the public and 50,000,000 shares offered to our investors pursuant to our DRIP at $9.50 per share, for an aggregate offering price of $2.98 billion. Additionally, as of December 31, 2011, we were authorized to issue 10,000,000 shares of preferred stock, but had none issued or outstanding.

As of December 31, 2011, we had issued 1.4 million shares of common stock in the Offering, raising gross offering proceeds of $13.5 million. From this amount, we paid $657,000 in acquisition fees to CCI Advisors, $1.1 million in selling commissions and dealer manager fees to Cole Capital (of which $956,000 was reallowed to third-party broker dealers), and $205,000 in organization and offering costs to CCI Advisors. With the net offering proceeds and indebtedness, we acquired $32.9 million in total gross real estate net of gross intangible lease liabilities.

As of March 9, 2012, we had issued approximately 2.0 million shares in the Offering for gross offering proceeds of $20.1 million.

ITEM 6.	SELECTED FINANCIAL DATA

The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected financial data presented below was derived from our consolidated financial statements.

	September 30,	September 30,
		For the period from
		April 6, 2010
	Year Ended	(Date of Inception) to
	December 31, 2011	December 31, 2010

Balance Sheet Data:
Total investment in real estate assets, net	$33,845,241	$—
Cash and cash equivalents	$1,880,515	$200,000
Total assets	$37,472,564	$200,000
Note payable	$18,000,000	$—
Note payable to affiliates	$4,696,155	$—
Acquired below market lease intangible, net	$1,518,367	$—
Redeemable common stock	$131,702	$—
Stockholders’ equity	$10,846,504	$200,000
Operating Data:
Total revenue	$1,841,144	$—
General and administrative expenses	$470,927	$—
Property operating expenses	$367,197	$—
Acquisition related expenses	$718,839	$—
Depreciation and amortization	$643,204	$—
Operating loss	$(359,023)	$—
Interest expense	$791,145	$—
Net loss	$(1,143,238)	$—
Cash Flow Data:
Net cash provided by operating activities	$432,999	$—
Net cash used in investing activities	$(33,229,678)	$—
Net cash provided by financing activities	$34,477,194	$200,000
Per Common Share Data:
Net loss—basic and diluted	$(2.54)	$—
Weighted average shares outstanding—basic and diluted	450,165	20,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and our accompanying consolidated financial statements and notes thereto. See also the “Cautionary Note Regarding Forward-Looking Statements” section preceding Part I.

Overview

We were formed on April 6, 2010 to acquire and operate commercial real estate primarily consisting of single-tenant income producing necessity corporate office and industrial properties net leased to investment grade and other creditworthy tenants located throughout the United States. We commenced our principal operations on June 28, 2011, when we issued the initial 370,727 shares of our common stock in the Offering. We have no paid employees and are externally advised and managed by CCI Advisors, our advisor. We believe we qualify and intend to elect to be taxed as a REIT for federal income tax purposes for the taxable year ended December 31, 2011.

Our operating results and cash flows are primarily influenced by rental income from our commercial property and interest expense on our property’s indebtedness. Rental and other property income accounted for 80.3%, of total revenue for the year ended December 31, 2011. Because 100% of our rentable square feet was under lease as of December 31, 2011, with a remaining lease term of 8.8 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancy caused by tenant bankruptcy or other factors. Our advisor regularly monitors the creditworthiness of our tenant by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant’s guarantor, the operating history of the property with the tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of our tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.

As of December 31, 2011, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, was 69.0%. However, subsequent to December 31, 2011, we paid down an additional $3.0 million on the Series C Loan. As a result of this repayment, the debt leverage ratio as of March 9, 2012 is 60%.

Should we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any new indebtedness used to acquire such properties. We may manage our risk of changes in real estate prices on future property acquisitions, when applicable, by entering into purchase agreements and loan commitments simultaneously so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with our future property acquisitions, when applicable, or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.

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

The economic downturn led to high unemployment rates and a decline in consumer spending. These economic trends have adversely impacted the real estate markets by causing higher tenant vacancies, declining rental rates and declining property values. In 2011, the economy improved and continues to show signs of recovery. Additionally, the real estate markets have observed an improvement in property values, occupancy and rental rates; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. However, if the recent improvements in economic conditions do not continue, we may experience vacancies or be required to reduce rental rates on occupied space. If we do experience vacancies, CCI Advisors will actively seek to lease our vacant space, however, such space may be leased at lower rental rates and for shorter lease terms than previously experienced.

Application of Critical Accounting Policies

Our accounting policies have been established to conform with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

The critical accounting policies outlined below have been discussed with members of the audit committee of the board of directors.

Investment in and Valuation of Real Estate and Related Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of each respective asset to determine the appropriate useful life of the assets. Real estate and related assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate and related assets and leasing costs. All repairs and maintenance are expensed as incurred.

Assets, other than land, are depreciated or amortized on a straight-line basis. The estimated useful lives of our assets by class are generally as follows:

Building	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lesser of useful life or lease term

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related assets may not be recoverable. Impairment indicators that we consider include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions, and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates, or other circumstances. When indicators of potential impairment are present, we assess the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the real estate and related intangible assets to their fair value and recognize an impairment loss. Generally fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. During the year ended December 31, 2011, we did not identify any impairment indicators related to the Medtronic Property.

When developing estimates of expected future cash flows we make certain assumptions regarding future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the expected number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in estimating the future cash flow analysis could result in a different assessment of the property’s future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the carrying value of our real estate and related assets.

When a real estate asset is identified by us as held for sale, we cease depreciation of the assets and estimate the fair value, net of selling costs. If, in our opinion, the fair value, net of selling costs, of the asset is less than the carrying value of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property, net of selling costs. We had no assets identified as held for sale as of December 31, 2011.

Allocation of Purchase Price of Real Estate and Related Assets

Upon the acquisition of real properties, we allocate the purchase price of such properties to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition related expenses are expensed as incurred. We utilize independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). We obtain an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to us, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by our management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in our allocation decisions other than providing this market information.

The fair values of above market and below market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which are generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease values are capitalized as intangible lease assets or liabilities, respectively. Above market lease values are amortized as an adjustment of rental income over the remaining terms of the respective leases. Below market leases are amortized as an adjustment of rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not we expect a tenant to execute a bargain renewal option, we evaluate economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, remaining lease term, the tenant mix of the leased property, our relationship with the tenant and the availability of competing tenant space. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market and below market in-place lease values relating to that lease would be recorded as an adjustment to rental income.

The fair values of in-place leases include estimates of direct costs associated with obtaining a new tenant and opportunity costs associated with lost rental and other property income, which are avoided by acquiring a property with an in-place lease. Direct costs associated with obtaining a new tenant include commissions and other direct costs and are estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. The intangible values of opportunity costs, which are calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease, are capitalized as intangible lease assets and are amortized to expense over the remaining term of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

The determination of the fair values of the assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables. The use of alternative estimates may result in a different allocation of our purchase price, which could impact our results of operations.

We will estimate the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt financing with similar maturities. Assumed mortgage notes payable will initially be recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the mortgage note’s outstanding principal balance will be amortized to interest expense over the term of the respective mortgage note payable.

Revenue Recognition

We expect that certain properties will have leases where minimum rental payments increase during the term of the lease. We record rental income for the full term of each lease on a straight-line basis. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of determining the straight line basis. We will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred.

Income Taxes

We believe we qualify and intend to elect to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986. As a REIT, we are required to distribute at least 90% of our taxable income (excluding capital gains) to our stockholders. In addition, we generally will not be subject to federal corporate income tax to the extent we distribute our taxable income to our stockholders. REITs are subject to a number of other organizational and operational requirements. Even if we elect to be taxed as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

Results of Operations

On June 28, 2011, we commenced our principal operations and on June 30, 2011, we acquired one single-tenant freestanding commercial property. Because we did not commence principal operations until June 28, 2011, comparative financial data is not presented for the period from April 6, 2010 (the “Date of Inception”) to December 31, 2010.

Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments.

Year Ended December 31, 2011

Revenue for the year ended December 31, 2011 totaled $1.8 million. Our revenue consisted primarily of rental and other property income of $1.5 million related to the Medtronic Property, which accounted for 80.3% of our total revenue. We also paid certain operating expenses subject to reimbursement by the tenant, which resulted in $362,000 in tenant reimbursement income during the year ended December 31, 2011.

General and administrative expenses for the year ended December 31, 2011 totaled $471,000, which primarily related to fees paid to our independent directors, insurance, legal fees, accounting fees and other organization costs. For the year ended December 31, 2011, property operating expenses totaled $367,000, primarily related to taxes, repairs and maintenance. Depreciation and amortization expenses totaled $643,000, and acquisition related costs totaled $719,000.

During the year ended December 31, 2011, we incurred interest expense of $791,000 related to the $32.0 million of fixed rate loans we incurred in connection with the acquisition of the Medtronic Property, of which $9.3 million was repaid. Subsequent to December 31, 2011, the Company repaid an additional $3.0 million on the Series C Loan. Our debt financing costs in future periods will vary based on our level of future borrowings, which will depend on the level of investor proceeds raised, the cost and availability of borrowings, and the opportunity to acquire real estate assets fitting our investment needs.

Portfolio Information

As of December 31, 2011, we owned one single-tenant office building located in San Antonio, Texas, which accounted for 100% of our rental revenues. The property is 100% leased to one tenant in the healthcare industry with an average lease term remaining of 8.8 years.

Distributions

In August 2011, our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001781016 per share (which equates to 6.50% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period, commencing on October 1, 2011 and ending on December 31, 2011. In November 2011, our board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.001776144 per share (which equates to 6.50% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period, commencing on January 1, 2012 and ending on March 31, 2012.

During the year ended December 31, 2011, we paid distributions of $214,000, including $132,000 through the issuance of shares pursuant to our DRIP. Our 2011 distributions were funded 100% by net cash provided by operating activities of $433,000.

Share Redemptions

Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described below. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. We will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under our DRIP. In addition, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12 month period ending on the last day of the fiscal quarter for which the redemptions are being paid. As of December 31, 2011, none of our stockholders were eligible to request redemptions of their shares as no stockholder had held their shares for at least one year. See Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K for additional terms of the share redemption program.

Liquidity and Capital Resources

General

Our principal demands for funds will be for real estate and real estate related investments, for the payment of acquisition related costs, operating expenses, distributions and redemptions to stockholders and principal and interest on any current and any future indebtedness. Generally, cash needs for items other than acquisitions and acquisition related expenses will be generated from operations of our current and future investments. We expect to meet cash needs for acquisitions from the net proceeds of the Offering and from debt financings. The sources of our operating cash flows will primarily be provided by the rental income received from current and future leased properties. We expect to continue to raise capital through the Offering and to utilize such funds and future proceeds from secured or unsecured financing to complete future property acquisitions. As of December 31, 2011, we had raised $13.5 million of gross proceeds from the Offering.

Short-term Liquidity and Capital Resources

On a short-term basis, our principal demands for funds will be for operating expenses, distributions and interest and principal on current and any future debt financings. We expect to meet our short-term liquidity requirements through net cash flows provided by operations and proceeds from the Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our expected future acquisitions. As of December 31, 2011, we had $1.0 million of restricted cash that was due to our tenant for which we received a credit at the closing of the acquisition of the Medtronic Property. On February 6, 2012, our tenant satisfied the conditions required for reimbursement, as outlined in the purchase agreement for the Medtronic acquisition, for tenant and capital improvements completed by the tenant. Upon reimbursing the tenant, the lender released to us the restricted cash of $1.0 million.

We expect our operating cash flows to increase as we acquire additional properties. We expect that approximately 87.2% of the gross proceeds from the sale of our common stock will be invested in real estate, and real estate related assets, approximately 10.5% will be used to pay sales commissions, dealer manager fees and offering and organizational expenses, with the remaining 2.3% used to pay acquisition and advisory fees and acquisition expenses. CCI Advisors pays the organizational and other offering costs associated with the sale of our common stock, which we reimburse in an amount up to 1.5% of the gross proceeds of the Offering. As of December 31, 2011, CCI Advisors had paid offering and organization costs of $3.0 million in connection with the Offering, of which $2.8 million was not included in our consolidated financial statements in this Annual Report on Form 10-K because such costs were not a liability to us as they exceeded 1.5% of gross proceeds from the Offering. This amount may become payable to CCI Advisors as we continue to raise proceeds in the Offering.

We have one note payable to affiliate that will mature on December 31, 2012. As of December 31, 2011, the principal balance of the loan was $4.7 million, with accrued interest due upon payment or maturity. On February 2, 2012, we repaid an additional $3.0 million in principal and related accrued interest of $25,000. We expect to repay the note payable to affiliate using net cash flows provided by operations and proceeds from the Offering.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate related investments and the payment of acquisition related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any current and future indebtedness. We expect to meet our long-term liquidity requirements through proceeds from the sale of our common stock, proceeds from secured or unsecured borrowings from banks and other lenders, and net cash flows provided by operations.

We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions, as necessary, including proceeds from our Offering and/or future borrowings. To the extent that cash flows from operations are lower because of fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offering or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders.

As of December 31, 2011, we issued approximately 1.4 million shares of our common stock in the Offering resulting in gross proceeds of $13.5 million and we did not redeem any shares. In addition, as of December 31, 2011, we had $22.7 million of debt outstanding, which is fixed at a rate of 4.65%.

Our contractual obligations as of December 31, 2011 were as follows:

	September 30,	September 30,		September 30,	September 30,	September 30,
	Payments due by period (1)
		Less Than 1				More Than 5
	Total	Year		1-3 Years	4-5 Years	Years
Principal payments—fixed rate debt	$22,696,155	$4,696,155	(3)	$—	$18,000,000	$—
Interest payments—fixed rate debt (2)	3,866,210	929,735		2,511,000	425,475	—

Total	$26,562,365	$5,625,890		$2,511,000	$18,425,475	$—

(1)	The table does not include future amounts that may be due to CCI Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.
(2)	Our Series C Loan accrues interest at a rate of 4.65%, with the accrued interest due upon maturity of the loan on December 31, 2012.
(3)	We paid down $3.0 million of the Series C Loan on February 2, 2012, and the remaining principal balance is amortized over the remaining note term.

We expect to incur additional borrowings in the future to acquire additional properties and make other real estate related investments. There is no limitation on the amount we may borrow against any single improved property. Our future borrowings will not exceed 300% of our net assets as of the date of any borrowing, which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines; however, we may exceed that limit if approved by a majority of our independent directors. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. During the year ended December 31, 2011, we obtained borrowings that caused our ratio to exceed the 60% limitation, which was approved by our independent directors. The independent directors believed such borrowing levels were justified for the following reasons:

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

Cash Flow Analysis

Year Ended December 31, 2011

Operating Activities. Net cash provided by operating activities was $433,000 for the year ended December 31, 2011, due to an increase in accounts payable and accrued expenses of $809,000 and an increase in deferred rental income received of $304,000. These increases were partially offset by an increase in prepaid expenses of $149,000 and a net loss of $1.1 million, which was reduced by non-cash depreciation and amortization of $628,000. Our net loss for the period was primarily due to acquisition related costs expensed of $719,000. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Investing Activities. Net cash used in investing activities was $33.2 million for the year ended December 31, 2011, resulting from the acquisition of the Medtronic Property.

Financing Activities. Net cash provided by financing activities increased $34.5 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The increase was primarily due to proceeds from the issuance of common stock under the Offering of $13.4 million, net proceeds from notes payable of $32.0 million, offset by loan pay offs and repayments of $9.3 million, and the payment of offering costs of $1.3 million and deferred financing costs of $278,000.

Period Ended December 31, 2010

As of December 31, 2010, we had not commenced principal operations. Accordingly, a cash flow analysis for the period from April 6, 2010 (Date on Inception) to December 31, 2010 is not meaningful.

Election as a REIT

We believe we qualify and intend to elect to be taxed as a REIT under the Internal Revenue Code, beginning with the year ended December 31, 2011. To qualify and maintain our status as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income for four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying condensed consolidated unaudited financial statements. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying financial statements.

Inflation

We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. We expect there will be provisions in many of our tenant leases that are intended to protect us from, and mitigate the risk of, the impact of inflation. These provisions may include rent steps and clauses enabling us to receive payment of additional rent calculated as a percentage of the tenants’ gross sales above pre-determined thresholds. In addition, we expect most of our leases will require the tenant to pay all or a majority of the property’s operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs. However, because of the long-term nature of leases for real property, such leases may not re-set frequently enough to adequately offset the effects of inflation.

Commitments and Contingencies

We may be subject to certain contingencies and commitments with regard to certain transactions. Refer to Note 8 to the consolidated financial statements in this Annual Report on Form 10-K for further explanations.

Related-Party Transactions and Agreements

We have entered into agreements with CCI Advisors and its affiliates, whereby we have paid, and will continue to pay, certain fees to, or reimburse certain expenses of, CCI Advisors or its affiliates for acquisition and advisory fees and expenses, organization and offering costs, sales commissions, dealer manager fees and expenses, leasing fees and reimbursement of certain operating costs. See Note 9 to the consolidated financial statements included in this Annual Report on Form 10-K for a further explanation of the various related-party transactions, agreements and fees.

Conflicts of Interest

Affiliates of CCI Advisors act as sponsors, general partners or advisors to various private real estate limited partnerships and other real estate-related programs, including CCPT I, CCPT II, CCPT III, CCPT IV and Income NAV. As such, there are conflicts of interest where CCI Advisors or its affiliates, while serving in the capacity as sponsor, general partner, key personnel or advisor for other real estate programs sponsored by Cole Real Estate Investments, may be in conflict with us in connection with providing services to other real estate related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CCI Advisors and these other real estate programs sponsored by Cole Real Estate Investments could influence the advice to us. See “Item 1. Business — Conflicts of Interest” in this Annual Report on Form 10-K.

Subsequent Events

Certain events occurred subsequent to December 31, 2011 through the filing date of this Annual Report on Form 10-K. Refer to Note 14 to the consolidated financial statements in this Annual Report on Form 10-K for further explanations.

Impact of Recent Accounting Pronouncements

Reference is made to Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K for further explanation of applicable recent accounting pronouncements. There are no new accounting pronouncements that have been issued but not yet applied by us that we believe will have a material impact on our consolidated financial statements.

Off Balance Sheet Arrangements

As of December 31, 2011, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2011, we had no variable rate debt outstanding and therefore are not directly exposed to interest rate changes. In the future, we expect that we may obtain fixed or variable rate debt financing to fund certain property acquisitions and make loans and other permitted investments, and may be exposed to interest rate changes. We intend to manage our interest rate risk by limiting the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may enter into derivative financial instruments such as interest rate swaps, interest rate caps, and rate lock arrangements in order to mitigate our interest rate risk.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2011.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2011, were effective to ensure that information required to be disclosed by us in this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Cole Corporate Income Trust, Inc.’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of Cole Corporate Income Trust, Inc.’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management has concluded that Cole Corporate Income Trust, Inc.’s internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2012 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2012 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2012 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2012 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2012 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed.

1.	The list of the consolidated financial statements contained herein is set forth on page F-1 hereof.

2.	Financial Statement Schedules —

Schedule III — Real Estate Assets and Accumulated Depreciation is set forth beginning on page S-1 hereof.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

3.	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b)	See (a) 3 above.

(c)	See (a) 2 above.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements	Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3
Consolidated Statement of Operations for the Year Ended December 31, 2011	F-4
Consolidated Statements of Stockholders’ Equity for the Year Ended December 31, 2011 and for the Period from April 6, 2010 (Date of Inception) to December 31, 2010	F-5
Consolidated Statements of Cash Flows for the Year Ended December 31, 2011 and for the Period from April 6, 2010 (Date of Inception) to December 31, 2010	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cole Corporate Income Trust, Inc.

Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Cole Corporate Income Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, the related consolidated statement of operations for the year ended December 31, 2011, and the consolidated statements of stockholders’ equity and cash flows for the year ended December 31, 2011 and for the period from April 6, 2010 (date of inception) to December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cole Corporate Income Trust, Inc. and subsidiaries as of December 31, 2011 and 2010, the results of their operations for the year ended December 31, 2011, and their cash flows for the year ended December 31, 2011 and for the period from April 6, 2010 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona

March 9, 2012

COLE CORPORATE INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	December 31, 2011	December 31, 2010
ASSETS
Investment in real estate assets:
Land	$3,956,317	$—
Building and improvements, less accumulated depreciation of $443,431	26,646,463	—
Acquired intangible lease asset, less accumulated amortization of $199,773	3,242,461	—

Total investment in real estate assets, net	33,845,241	—
Cash and cash equivalents	1,880,515	200,000
Restricted cash	1,383,129	—
Prepaid expenses	149,459	—
Due from affiliates	14,739	—
Deferred financing costs, less accumulated amortization of $24,236	199,481	—

Total assets	$37,472,564	$200,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Note payable	$18,000,000	$—
Note payable to affiliates	4,696,155	—
Accounts payable and accrued expenses	1,838,570	—
Escrowed investor proceeds	65,000
Acquired below market lease intangible, less accumulated amortization of $93,549	1,518,367	—
Distributions payable	72,447	—
Deferred rental income	303,819	—

Total liabilities	26,494,358	—

Commitments and contingencies
Redeemable common stock	131,702	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 1,383,441 and 20,000 shares issued and outstanding, respectively	13,834	200
Capital in excess of par value	12,262,806	199,800
Accumulated distributions in excess of earnings	(1,430,136)	—

Total stockholders’ equity	10,846,504	200,000

Total liabilities and stockholders’ equity	$37,472,564	$200,000

The accompanying notes are an integral part of these consolidated financial statements.

COLE CORPORATE INCOME TRUST, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

September 30,
Year Ended December 31, 2011
Revenues:
Rental and other property income	$1,478,942
Tenant reimbursement income	362,202

Total revenue	1,841,144

Expenses:
General and administrative expenses	470,927
Property operating expenses	367,197
Acquisition related expenses	718,839
Depreciation	443,431
Amortization	199,773

Total operating expenses	2,200,167

Operating loss	(359,023)

Other income (expense):
Interest and other income	6,930
Interest expense	(791,145)

Total other expense	(784,215)

Net loss	$(1,143,238)

Weighted average number of common shares outstanding
Basic and diluted	450,165

Net loss per common share:
Basic and diluted	$(2.54)

The accompanying notes are an integral part of these consolidated financial statements.

COLE CORPORATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	September 30,	September 30,	September 30,	September 30,	September 30,
				Accumulated
	Common Stock		Capital in	Distributions	Total
	Number of		Excess	in Excess of	Stockholders’
	Shares	Par Value	of Par Value	Earnings	Equity
Balance, April 6, 2010 (Date of Inception)	—	$—	$—	$—	$—
Issuance of common stock to Cole Holdings Corporation	20,000	200	199,800	—	200,000

Balance, December 31, 2010	20,000	200	199,800	—	200,000
Issuance of common stock	1,363,441	13,634	13,481,345	—	13,494,979
Distributions to investors	—	—	—	(286,898)	(286,898)
Commissions on stock sales and related dealer manager fees	—	—	(1,082,121)	—	(1,082,121)
Other offering costs	—	—	(204,516)	—	(204,516)
Redeemable common stock	—	—	(131,702)	—	(131,702)
Net loss	—	—	—	(1,143,238)	(1,143,238)

Balance, December 31, 2011	1,383,441	$13,834	$12,262,806	$(1,430,136)	$10,846,504

The accompanying notes are an integral part of these consolidated financial statements.

COLE CORPORATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30,	September 30,
		April 6, 2010
	Year Ended	(Date of Inception)
	December 31, 2011	to December 31, 2010
Cash flows from operating activities:
Net loss	$(1,143,238)	$—
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	443,431	—
Amortization of intangible lease assets and below market lease intangible, net	106,224	—
Amortization of deferred financing costs	78,371	—
Changes in assets and liabilities:
Prepaid expenses	(149,459)	—
Accounts payable and accrued expenses	808,590	—
Deferred rental income	303,819	—
Due from affiliates	(14,739)	—

Net cash provided by operating activities	432,999	—

Cash flows from investing activities:
Investment in real estate assets	(31,846,549)	—
Change in restricted cash	(1,383,129)	—

Net cash used in investing activities	(33,229,678)	—

Cash flows from financing activities:
Proceeds from issuance of common stock	13,363,277	200,000
Offering costs on issuance of common stock	(1,286,637)	—
Distributions to investors	(82,749)	—
Proceeds from notes payable	23,000,000	—
Repayment of notes payable	(5,000,000)	—
Proceeds from note payable to affiliates	9,000,000	—
Repayment of note payable to affiliates	(4,303,845)	—
Payment of loan deposit	(150,000)	—
Refund of loan deposit	150,000	—
Escrowed investor proceeds	65,000	—
Deferred financing costs paid	(277,852)	—

Net cash provided by financing activities	34,477,194	200,000

Net increase in cash and cash equivalents	1,680,515	200,000
Cash and cash equivalents, beginning of period	200,000	—

Cash and cash equivalents, end of period	$1,880,515	$200,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$72,447	$—
Accrued capital expenditures	$1,029,980	$—
Common stock issued through distribution reinvestment plan	$131,702	$—
Supplemental Cash Flow Disclosures:
Interest paid	$634,289	$—

The accompanying notes are an integral part of these consolidated financial statements.

COLE CORPORATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS

Cole Corporate Income Trust, Inc. (the “Company”) is a Maryland corporation that was formed on April 6, 2010 (Date of Inception) and believes it qualifies and intends to elect to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the taxable year ended December 31, 2011. The Company is the sole general partner of and owns a 99.99% partnership interest in Cole Corporate Income Operating Partnership, LP, a Delaware limited partnership (“CCI OP”). Cole Corporate Income Advisors, LLC (“CCI Advisors”), the advisor to the Company, is the sole limited partner and owner of an insignificant noncontrolling partnership interest of less than 0.01% of CCI OP.

On February 10, 2011, pursuant to a registration statement filed on Form S-11 with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Registration Statement”), the Company commenced its initial public offering on a “best efforts” basis of a minimum of 250,000 shares and a maximum of 250,000,000 shares of its common stock at a price of $10.00 per share, and up to 50,000,000 additional shares pursuant to a distribution reinvestment plan (the “DRIP”) under which its stockholders may elect to have distributions reinvested in additional shares at a price of $9.50 per share (the “Offering”).

On June 28, 2011, the Company issued the initial 370,727 shares in the Offering and commenced principal operations. As of December 31, 2011, the Company has issued approximately 1.4 million shares of its common stock in the Offering for gross offering proceeds of $13.5 million before offering costs and selling commissions of $1.3 million. The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of single-tenant, income-producing necessity corporate office and industrial properties, which are leased to creditworthy tenants and strategically located throughout the United States. The Company expects that most of its properties will be subject to “net” leases, whereby the tenant will be primarily responsible for the property’s cost of repairs, maintenance, property taxes, utilities, insurance and other operating costs. As of December 31, 2011, the Company owned one property (the “Medtronic Property”), comprising 145,025 rentable square feet of single-tenant commercial space located in Texas, which was 100% leased.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”), in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Consolidated results of operations for the period from April 6, 2010 (Date of Inception) to December 31, 2010 have not been presented because the Company had not begun its principal operations during such period, and had no revenue or expenses during the period.

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

Investment in and Valuation of Real Estate and Related Assets

The Company is required to make subjective assessments as to the useful lives of its depreciable assets. The Company considers the period of future benefit of each respective asset to determine the appropriate useful life of the assets. Real estate and related assets and related assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate and related assets. All repairs and maintenance are expensed as incurred.

COLE CORPORATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Real estate assets, other than land, are depreciated or amortized on a straight-line basis. The estimated useful lives of the Company’s real estate and related assets by class are generally as follows:

Building	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lesser of useful life or lease term

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions, and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the real estate and related assets to their respective fair values and recognize an impairment loss. Generally fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. As of December 31, 2011, the Company had not identified any impairment indicators related to the Medtronic Property.

When developing estimates of future cash flows, the Company makes assumptions such as future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the number of months needed to re-lease the property, required tenant improvements and the number of years the property is held for investment. The use of alternative assumptions in estimating future cash flows could result in a different assessment of the property’s future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the carrying value of the real estate and related assets.

When a real estate asset is identified as held for sale, the Company will cease depreciation of the assets and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the net book value of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no properties identified as held for sale as of December 31, 2011.

Allocation of Purchase Price of Real Estate Assets

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

The fair values of above market and below market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which are generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease values are capitalized as intangible lease assets or liabilities, respectively. Above market lease values are amortized as an adjustment of rental income over the remaining terms of the respective leases. Below market leases are amortized as an adjustment of rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not a tenant will execute a bargain renewal option, we evaluate economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, remaining lease term, the tenant mix of the leased property, our relationship with the tenant and the availability of competing tenant space. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market and below market in-place lease values relating to that lease would be recorded as an adjustment to rental income.

COLE CORPORATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of in-place leases include estimates of direct costs associated with obtaining a new tenant and opportunity costs associated with lost rental and other property income, which are avoided by acquiring a property with an in-place lease. Direct costs associated with obtaining a new tenant include commissions and other direct costs and are estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. The intangible values of opportunity costs, which are determined using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease, are capitalized as intangible lease assets and are amortized to expense over the remaining term of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

The determination of the fair values of the real estate and related assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables. The use of alternative estimates may result in a different allocation of the Company’s purchase price, which could impact the Company’s results of operations.

The Company will estimate the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt financings with similar maturities. Assumed mortgage notes payable will initially be recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the mortgage note’s outstanding principal balance will be amortized to interest expense over the term of the respective mortgage note payable.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents. The Company considers investments in highly liquid money market accounts to be cash equivalents.

Restricted Cash

Restricted cash as of December 31, 2011 included $1.0 million held by a lender that was due to the Company’s tenant, for which the Company received a credit at the closing of the acquisition of the Medtronic Property. On February 6, 2012, the tenant satisfied the conditions required for reimbursement of tenant and capital improvements.

Also included in restricted cash as of December 31, 2011, was $300,000 held in a lender cash management account. As part of the debt agreement discussed in Note 6 to the consolidated financial statements, rent from the Company’s tenant is deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess funds are disbursed to the Company. In addition, restricted cash includes $65,000 of escrowed investor proceeds for which shares of common stock had not been issued as of December 31, 2011. The Company had no restricted cash as of December 31, 2010.

Prepaid Expenses

Prepaid expenses include expenses paid as of the balance sheet date that relate to future periods and will be expensed or reclassified to another account during the period to which the costs relate. Any amounts with no future economic benefit are charged to earnings when identified.

Deferred Financing Costs

Deferred financing costs are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method. Amortization of deferred financing costs was $78,000 for the year ended December 31, 2011, which includes $54,000 in costs written off in connection with the repayment of the Mezzanine Loan, as discussed in Note 6 to the consolidated financial statements. There were no deferred financing costs as of December 31, 2010.

Concentration of Credit Risk

As of December 31, 2011, the Company had cash on deposit, including restricted cash, at one financial institution that had deposits in excess of federally insured levels totaling $699,000; however, the Company has not experienced any losses in such account. The Company limits significant cash holdings to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

As of December 31, 2011, the Company had one tenant in the healthcare industry, located in Texas, which accounted for 100% of the Company’s rental revenues.

COLE CORPORATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

The Company expects that certain properties will have leases where minimum rental payments increase during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of determining the straight-line basis. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved.

Income Taxes

The Company believes it qualifies and intends to make an election to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 2011. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes its taxable income to its stockholders, and so long as it distributes at least 90% of its taxable income (excluding capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the Company maintains its qualification for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Offering and Related Costs

CCI Advisors funds all of the organization and offering expenses on the Company’s behalf and may be reimbursed for such costs up to 1.5% of the gross offering proceeds. As of December 31, 2011, CCI Advisors has incurred $3.0 million of costs related to the organization of the Company and the Offering, of which the Company has reimbursed $205,000. The remaining $2.8 million of costs related to the organization of the Company and the Offering were not included in the financial statements of the Company as of December 31, 2011 because such costs were not a liability of the Company as they exceeded 1.5% of gross proceeds from the Offering. Offering costs include items such as legal and accounting fees, marketing, promotional and printing costs. All offering costs are recorded as a reduction of capital in excess of par value. This amount may become payable to CCI Advisors as the Company continues to raise proceeds in the Offering

Due from Affiliates

As of December 31, 2011, $15,000 was due from CCI Advisors and its affiliates primarily related to amounts paid by the Company on the advisor’s behalf.

Stockholders’ Equity

As of December 31, 2011 and December 31, 2010, the Company was authorized to issue 490,000,000 shares of common stock and 10,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. The Company’s board of directors may authorize additional shares of capital stock and amend their terms without obtaining shareholder approval. The par value of investor proceeds raised from the Offering is classified as common stock, with the remainder allocated to capital in excess of par value.

Distributions Payable and Distribution Policy

To the extent funds are available, the Company intends to pay regular distributions to stockholders. Distributions are paid to stockholders of record as of the applicable record dates.

The Company’s board of directors has authorized a daily distribution, based on 365 days, of $0.001781016 per share (which equates to 6.50% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period commencing on October 1, 2011 and ending on December 31, 2011. As of December 31, 2011, the Company had distributions payable of $72,000. The distributions were paid in January 2012, of which $40,000 was reinvested in shares through the DRIP.

COLE CORPORATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

Earnings per share are calculated based on the weighted average number of common shares outstanding during each period presented. Diluted income per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the periods ended December 31, 2011 and 2010, respectively.

Redeemable Common Stock

Under the Company’s share redemption program described in Note 11 to the consolidated financial statements, the Company’s requirement to redeem its shares is limited to the net proceeds received by the Company from the sale of shares under the DRIP, net of shares redeemed to date. As of December 31, 2011, the Company had issued 13,863 shares of common stock under the DRIP for cumulative proceeds of $132,000, and had not redeemed any shares. Changes in the value of redeemable common stock from period to period are recorded as an adjustment to capital in excess of par value.

Reportable Segments

The Company has one operating and reportable segment consisting of a commercial property.

Interest

Interest is charged to interest expense as it accrues. No interest costs were capitalized during the periods ended December 31, 2011 and 2010.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, (“ASU 2010-29”), which clarifies the manner in which pro forma disclosures are calculated and provides additional disclosure requirements regarding material nonrecurring adjustments recorded as a result of a business combination. ASU 2010-29 was effective for the Company upon the acquisition of the Medtronic Property, and its provisions were applied to the pro forma information presented in Note 4 to the consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements and Disclosures (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, (“ASU 2011-04”), which converges guidance between GAAP and International Financial Reporting Standards to provide a uniform framework of fair value measurements and requires additional disclosures including quantifiable information about unobservable inputs used, a description of valuation processes used and a qualitative discussion about the sensitivity of the measurements to changes in unobservable inputs for Level 3 fair value measurements. ASU 2011-04 became effective for the Company on January 1, 2012. The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, (“ASU 2011-05”), which improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. ASU 2011-05 will be effective for the Company on January 1, 2012. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s consolidated financial statements.

COLE CORPORATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — FAIR VALUE MEASUREMENTS

GAAP defines fair value, establishes a framework for measuring fair value, and requires disclosures about fair value measurements. GAAP emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement.

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

Note payable and note payable to affiliates — The fair value is estimated using a discounted cash flow technique based on estimated borrowing rates available to the Company as of the measurement date. The estimated fair value of the notes payable, including notes payable to affiliates, was $22.7 million as of December 31, 2011, which approximated the carrying value on such date. The Company had no notes payable outstanding as of December 31, 2010.

Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial instruments.

COLE CORPORATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 — REAL ESTATE ACQUISITION

On June 30, 2011, the Company acquired a 100% interest in a commercial property leased to Minimed Distribution Corp. (“Minimed”), a wholly-owned subsidiary of Medtronic, Inc., which guarantees the lease, on an approximately 9.64 acre site located in San Antonio, Texas for a gross purchase price of $32.9 million, exclusive of closing costs. The Medtronic Property was acquired by purchasing 100% of the membership interests in Cole OF San Antonio TX, LLC (“OF San Antonio”) from Series C, LLC (“Series C”), an affiliate of the Company’s advisor. OF San Antonio owns as its only asset the Medtronic Property. The Medtronic Property is 100% leased to Minimed, subject to a net lease, with annual base rent of $2,755,475. The initial term of the lease expires October 31, 2020. A majority of the Company’s board of directors (including all of the Company’s independent directors) not otherwise interested in the acquisition approved the acquisition as being fair and reasonable, and determined that the cost does not exceed the lesser of the current appraised value of the Medtronic Property or the cost of the property to Series C. The Medtronic Property was acquired through the use of loan proceeds and proceeds from the Offering. The Company allocated the purchase price of the Medtronic Property to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation:

September 30,
December 31, 2011
Land	$3,956,317
Building and improvements	27,072,394
Acquired in-place lease	3,433,205
Acquired below-market lease	(1,611,916)

Total purchase price	$32,850,000

In addition, the Company recorded a payable for an unpaid tenant improvement allowance assumed, for which a credit was received at the closing of the acquisition. Subsequent to December 31, 2011, the tenant satisfied the conditions required, as outlined in the purchase agreement, and the lender released the related restricted cash of $1.0 million.

The Company recorded revenue of $1.8 million and net loss of $682,000 for the year ended December 31, 2011 from the Medtronic Property. The Company expensed $719,000 of acquisition related costs for the year ended December 31, 2011.

The following information summarizes selected financial information of the Company, as if the Medtronic Property was acquired and the Company commenced material operations on April 6, 2010 (Date of Inception) for each period presented below. The Company’s calculation assumes that the Company has raised sufficient proceeds from the Offering to repay $14.0 million in debt prior to January 1, 2011, which results in a decrease to the pro forma interest expense. In addition, the estimated revenue, property operating expenses, and general and administrative expenses are based on historical operating results of the Medtronic Property. The table below presents the Company’s estimated revenue and net loss, on a pro forma basis, for the year ended December 31, 2011, and for the period from April 6, 2010 (Date of Inception) to December 31, 2010:

	September 30,	September 30,
		For the Period
		from April 6, 2010
		(Date of Inception) to
	December 31, 2011	December 31, 2010
Pro Forma Basis (unaudited):
Revenue	$3,642,625	$2,694,545
Net loss	$(10,501)	$(1,081,156)

The unaudited pro forma information for the year ended December 31, 2011 was adjusted to exclude $719,000 of acquisition costs related to the acquisition of the Medtronic Property. These costs were recognized in the unaudited pro forma information for the period from April 6, 2010 (Date of Inception) to December 31, 2010. The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transaction occurred at the beginning of each period presented, nor does it purport to represent the results of future operations.

COLE CORPORATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 — ACQUIRED INTANGIBLE LEASE ASSET

The acquired intangible lease asset consisted of the following:

	September 30,	September 30,
	As of December 31,
	2011	2010
Acquired in place lease, net of accumulated amortization of $199,773 (with a life of 106 months)	$3,242,461	$—

	$3,242,461	$—

Amortization expense related to the intangible lease asset for the year ended December 31, 2011, was $200,000.

Estimated amortization expense relating to the intangible lease asset for the five years and thereafter subsequent to December 31, 2011 is as follows:

Amortization of
Years Ending December 31:	Leases In-Place
2012	$ 368,000
2013	$ 368,000
2014	$ 368,000
2015	$ 368,000
2016	$ 368,000

NOTE 6 — NOTES PAYABLE

As of December 31, 2011, the Company had total notes payable and note payable to affiliates of $22.7 million with a fixed interest rate of 4.65% and a weighted average remaining term of 3.78 years.

During the year ended December 31, 2011, in connection with the acquisition of the Medtronic Property, the Company entered into a $23.0 million mortgage loan with Wells Fargo Bank, National Association (the “Wells Fargo Loan”), and a $9.0 million subordinate loan with Series C, LLC (the “Series C Loan”). The Wells Fargo Loan, which is secured by the Medtronic Property and matures on July 1, 2016, consisted of (1) an $18.0 million loan that bears a fixed interest rate of 4.65% with monthly interest only payments (the “Mortgage Loan”) and (2) a $5.0 million loan with interest only payments at a fixed interest rate of 4.65% until December 31, 2011 and 10.0% thereafter (the “Mezzanine Loan”). The Mortgage Loan generally may not be prepaid without premium or penalty; however, the Mezzanine Loan may be prepaid at any time without penalty or premium. On November 1, 2011, the Company repaid the $5.0 million Mezzanine Loan. The Series C Loan is full recourse to the Company and bears interest at a fixed interest rate of 4.65% with accrued interest and principal due upon payment or maturity on December 31, 2012. On December 5, 2011 and December 22, 2011, the Company repaid $3.3 million and $1.0 million, respectively, of principal on the Series C Loan. In connection with these principal payments, the Company paid a total of $196,000 in accrued interest. As of December 31, 2011, the remaining balance of the Series C Loan was $4.7 million. Subsequent to December 31, 2011, the Company repaid an additional $3.0 million on the Series C Loan.

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

The Series C Loan has been approved by a majority of the Company’s board of directors (including all of the Company’s independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to the Company than a comparable loan between unaffiliated parties. In addition, a majority of the Company’s board of directors (including all of the Company’s independent directors) not otherwise interested in such transaction have determined that borrowing in excess of 60% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of the Company’s gross assets is justified and in the best interest of the Company’s stockholders.

COLE CORPORATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturities

The following table summarizes the scheduled aggregate principal repayments for the Company’s fixed rate debt for the five years and thereafter subsequent to December 31, 2011:

	September 30,
Years Ending December 31,	Principal Repayments (1)
2012	$4,696,155	(2)
2013	—
2014	—
2015	—
2016	18,000,000
Thereafter	—

Total	$22,696,155

(1)	Principal payment amounts reflect actual payments based on face amount of notes payable.
(2)	Subsequent to December 31, 2011, the Company paid down an additional $3.0 million on the Series C Loan.

NOTE 7 — ACQUIRED BELOW MARKET LEASE INTANGIBLE

The Company’s acquired below market lease intangible consisted of the following:

	September 30,	September 30,
	December 31,
	2011	2010
Acquired below-market leases, net of accumulated amortization of $93,549 (with a remaining life of 106 months)	$1,518,367	$—

	$1,518,367	$—

Amortization income relating to the intangible lease liability for the year ended December 31, 2011 was $94,000.

Estimated amortization income relating to the intangible lease liability for the five years and thereafter subsequent to December 31, 2011 is as follows:

September 30,
Amortization of Below
Years Ending December 31,	Market Leases
2012	$(173,000)
2013	$(173,000)
2014	$(173,000)
2015	$(173,000)
2016	$(173,000)

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on its results of operations, financial condition or liquidity.

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

COLE CORPORATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS

The Company has incurred, and will continue to incur, commission, fees and expenses payable to CCI Advisors and certain of its affiliates in connection with the Offering, and the acquisition, management and sale of its assets.

Offering

Cole Capital Corporation (“Cole Capital”), the Company’s dealer-manager, receives, and will continue to receive a commission of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. Cole Capital intends to reallow 100% of commissions earned to participating broker-dealers. In addition, up to 2% of gross offering proceeds before reallowance to participating broker-dealers will be paid to Cole Capital as a dealer-manager fee. Cole Capital, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers. No selling commissions or dealer manager fees are paid to Cole Capital or other broker-dealers with respect to shares sold pursuant to the DRIP.

All organization and offering expenses (excluding selling commissions and the dealer-manager fee) are paid for by CCI Advisors or its affiliates and can be reimbursed by the Company up to 1.5% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be underwriting compensation. As of December 31, 2011, CCI Advisors had paid organization and offering costs of $3.0 million in connection with the Offering, of which $2.8 million were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 1.5% of gross proceeds from the Offering. This amount may become payable to CCI Advisors as the Company continues to raise proceeds in the Offering.

The Company incurred the following commissions, fees and expense reimbursements for services provided by CCI Advisors or its affiliates for the year ended December 31, 2011:

September 30,
Year Ended
December 31, 2011
Offering:
Selling commissions	$836,931
Selling commissions reallowed by Cole Capital	$836,931
Dealer manager fee	$245,190
Dealer manager fee reallowed by Cole Capital	$119,114
Other organization and offering expenses	$204,516

For the period ended December 31, 2010, no commissions, fees or expense reimbursements were incurred for any such services provided by CCI Advisors or its affiliates.

Acquisitions and Operations

CCI Advisors or its affiliates receive acquisition fees of up to 2% of: (1) the contract purchase price of each property or asset the Company acquires; (2) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (3) the purchase price of any loan the Company acquires; and (4) the principal amount of any loan the Company originates. Additionally, CCI Advisors or its affiliates are reimbursed for acquisition expenses incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction does not exceed 6.0% of the contract purchase price.

The Company pays CCI Advisors a monthly advisory fee based upon the Company’s monthly average invested assets, which is equal to the following amounts: (1) an annualized rate of 0.75% will be paid on the Company’s average invested assets that are between $0 to $2 billion; (2) an annualized rate of 0.70% will be paid on the Company’s average invested assets that are between $2 billion to $4 billion; and (3) an annualized rate of 0.65% will be paid on the Company’s average invested assets that are over $4 billion. CCI Advisors has agreed to waive its right to an advisory fee during the first year following the date the Company satisfied the minimum offering conditions of its escrow agreement, which was June 28, 2011.

COLE CORPORATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company will reimburse CCI Advisors for the expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse for any amount by which its operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets, or (ii) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse CCI Advisors for personnel costs in connection with services for which CCI Advisors receives acquisition fees or disposition fees.

The Company incurred the following fees and expense reimbursements for services provided by CCI Advisors or its affiliates:

September 30,
Year Ended December 31, 2011
Acquisitions and Operations:
Acquisition fees and expenses	$657,000
Advisory fees and expenses	$—
Operating expenses	$—

For the period ended December 31, 2010, no fees or expense reimbursement costs were incurred for any such services provided by CCI Advisors or its affiliates.

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

During the year ended December 31, 2011 and for the period ended December 31, 2010, no commissions or fees were incurred for any such services provided by CCI Advisors and its affiliates related to the services described above.

Transactions and Agreements

In connection with the acquisition of the Medtronic Property, the Company entered into the Series C Loan. A majority of the Company’s board of directors (including all of the independent directors) not otherwise interested in the transaction approved the loan as fair, competitive and commercially reasonable, and determined that its terms were no less favorable to the Company than a loan between unaffiliated parties under similar circumstances.

During the year ended December 31, 2011, the Company acquired a 100% interest in the Medtronic Property from Series C for an aggregate purchase price of $32.9 million, exclusive of closing costs. A majority of the Company’s board of directors (including all of the Company’s independent directors) not otherwise interested in the transaction, approved the acquisition as being fair and reasonable to the Company and determined that the cost to the Company was not in excess of the lesser of the current appraised value of the property or the cost of the Medtronic Property to Series C.

COLE CORPORATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 — ECONOMIC DEPENDENCY

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

NOTE 11 — STOCKHOLDERS’ EQUITY

As of December 31, 2011 and 2010, the Company was authorized to issue 490,000,000 shares of common stock and 10,000,000 shares of preferred stock. All shares of such stock have a par value of $.01 per share. On April 29, 2010, the Company issued 20,000 shares of common stock, at $10.00 per share, to Cole Holdings Corporation, the indirect owner of limited liability company interests of the Company’s advisor and dealer-manager. The Company’s board of directors may authorize additional shares of capital stock and amend their terms without obtaining shareholder approval.

Distribution Reinvestment Plan

Pursuant to the DRIP, the Company allows stockholders to elect to have their distributions reinvested in additional shares of the Company’s common stock. The purchase price per share under the DRIP is $9.50 per share. The Company’s board of directors may terminate or amend the DRIP at the Company’s discretion at any time upon 30 days prior written notice to the stockholders. During the year ended December 31, 2011, 13,863 shares were purchased under the DRIP for $132,000.

Share Redemption Program

The Company’s share redemption program permits its stockholders to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below.

The share redemption program provides that the Company will redeem shares of its common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. The Company will limit the number of shares redeemed pursuant to the share redemption program as follows: (1) the Company will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid; and (2) funding for the redemption of shares will be limited to the net proceeds the Company receive from the sale of shares under our DRIP. In an effort to accommodate redemption requests throughout the calendar year, the Company intend’s to limit quarterly redemptions to approximately one-fourth of 5% (1.25%) of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter, and funding for redemptions for each quarter generally will be limited to the net proceeds the Company receives from the sale of shares in the respective quarter under the DRIP.

During the term of the Offering, and until such time as the board of directors determines a reasonable estimate of the value of the Company’s shares, the redemption price per share (other than for shares purchased pursuant to the DRIP) will depend on the price paid for the shares and the length of time the stockholder has held such shares as follows: after one year from the purchase date, 95% of the amount paid for each share; after two years from the purchase date, 97.5% of the amount paid for each share; and after three years from the purchase date, 100% of the amount paid for each share. During this time period, the redemption price for shares purchased pursuant to our DRIP will be the amount paid for such shares. (In each case, the redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). Accordingly, the redemption price will reflect a stockholder’s reduced purchase price if such stockholder received discounted or waived selling commissions and/or a waived dealer manager fee. At any time the Company is engaged in an offering of shares, the per share price for shares purchased under the redemption program will always be equal to or lower than the applicable per share offering price.

Upon receipt of a request for redemption, the Company may conduct a Uniform Commercial Code search to ensure that no liens are held against the shares. If the Company cannot purchase all shares presented for redemption in any fiscal quarter, based upon insufficient cash available and/or the limit on the number of shares the Company may redeem during any quarter or year, the Company will give priority to the redemption of deceased stockholders’ shares. The Company next will give priority to requests for full redemption of accounts with a balance of 250 shares or less at the time the Company receives the request, in order to reduce the expense of maintaining small accounts. Thereafter, the Company will honor the remaining redemption requests on a pro rata basis. Following such quarterly redemption period, the unsatisfied portion of the prior redemption request must be resubmitted, prior to the last day of the new quarter. Unfulfilled requests for redemption will not be carried over automatically to subsequent redemption periods.

COLE CORPORATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company redeems shares no later than the end of the month following the end of each fiscal quarter. Requests for redemption must be received on or prior to the end of the fiscal quarter in order for the Company to repurchase the shares in the month following the end of that fiscal quarter. The Company’s board of directors may amend, suspend or terminate the share redemption program at any time upon 30 days’ notice to the stockholders.

NOTE 12 — INCOME TAXES

For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S stockholders’ basis in their shares. The following table shows the character of the distributions we paid on a percentage basis for the year ended December 31, 2011:

Character of Distributions:	2011
Ordinary dividends	4%
Nontaxable distributions	96%

Total	100%

As of December 31, 2011, the tax basis carrying value of the Company’s land and depreciable real estate assets was $33.2 million. During the year ended December 31, 2011, the Company incurred state and local income and franchise taxes of $13,000, which has been recorded in general and administrative expenses in the consolidated statements of operations.

NOTE 13 — QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2011. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for each such periods. Because the Company did not commence principal operations until June 28, 2011, comparative financial data is not presented for the period from April 6, 2010 (Date of Inception) to December 31, 2010.

	September 30,	September 30,	September 30,	September 30,
	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$—	$9,387	$891,787	$939,970
Operating (loss) income	(53,108)	(775,403)	273,506	195,982
Net loss	(53,108)	(780,003)	(141,266)	(168,861)
Basic and diluted net loss per share (1)	(0.12)	(1.73)	(0.31)	(0.38)
Dividends per share	—	0.04	0.16	0.16

(1)	Based on the weighted average number of shares outstanding as of December 31, 2011.

COLE CORPORATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14 — SUBSEQUENT EVENTS

Issuance of Shares of Common Stock through DRIP

As of March 9, 2012, the Company had raised $20.1 million of gross proceeds through the issuance of approximately 2.0 million shares of its common stock in the Offering (including shares sold pursuant to the DRIP).

Notes Payable

On February 2, 2012, the Company repaid $3.0 million of the Series C Loan. In addition, the Company paid the related accrued interest of $25,000.

Restricted Cash

On February 6, 2012, Minimed satisfied the conditions for the tenant and capital improvements outlined in the purchase agreement relating to the Medtronic Property acquisition, and the lender released $1.0 million of restricted cash to the Company.

COLE CORPORATE INCOME TRUST, INC.

SCHEDULE III — REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

December 31, 2011

	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,
		Initial Costs			Gross Amount at
		to Company		Total	Which Carried	Accumulated
			Building and	Adjustments	at December 31,	Depreciation	Date	Date
Description (1)	Encumbrances	Land	Improvements	to Basis	2011(2)(3)	(4)(5)	Acquired	Constructed

Real Estate Held for Investment by the Company Under Operating Lease:
Medtronic Property
San Antonio, TX	$18,000,000	$3,956,317	$27,089,894	$—	$31,046,211	$443,431	6/30/11	2008

(1)	As of December 31, 2011, we owned one single-tenant, freestanding commercial property.
(2)	The aggregate cost for federal income tax purposes is approximately $33.2 million.
(3)	The following is a reconciliation of total real estate carrying value for the years and periods ended December 31:

	September 30,	September 30,
	2011	2010
Balance, beginning of period	$—	$—
Additions
Acquisitions	31,046,211	—
Improvements	—	—

Total additions	31,046,211	—

Deductions
Cost of real estate sold	—	—

Total deductions	—	—

Balance, end of period	$31,046,211	$—

(4)	The following is a reconciliation of accumulated depreciation for the years and periods ended December 31:

	September 30,	September 30,
	2011	2010
Balance, beginning of period	$—	$—
Additions
Acquisitions—Depreciation Expense for Building & Tenant Improvements Acquired	443,431	—
Improvements—Depreciation Expense for Tenant Improvements and Building Equipment	—	—

Total additions	443,431	—

Deductions
Cost of real estate sold	—	—

Total deductions	—	—

Balance, end of period	$443,431	$—

(5)	The Company’s buildings and improvements are depreciated using the straight-line method over the useful lives of the assets by class. Generally, tenant improvements are depreciated over the respective lease term and buildings are depreciated over 40 years.

S-1

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of March 2012.

Cole Corporate Income Trust, Inc.

By:	/s/ CHRISTOPHER H. COLE
Christopher H. Cole
Chief Executive Officer, President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ CHRISTOPHER H. COLE Christopher H. Cole	Chairman, Chief Executive Officer, President (Principal Executive Officer)	March 12, 2012

/s/ D. KIRK MCALLASTER JR. D. Kirk McAllaster, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 12, 2012

/s/ GAVIN B. BRANDON Gavin B. Brandon	Vice President of Accounting (Principal Accounting Officer)	March 12, 2012

/s/ MARC T. NEMER Marc T. Nemer	Director	March 12, 2012

/s/ MARCUS E. BROMLEY Marcus E. Bromley	Director	March 12, 2012

/s/ RANDY J. PACE Randy J. Pace	Director	March 12, 2012

/s/ LEONARD W. WOOD Leonard W. Wood	Director	March 12, 2012

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Articles of Amendment and Restatement of Cole Corporate Income Trust, Inc. dated January 19, 2011 (Incorporated by reference to Exhibit 3.1 to the Company’s pre-effective amendment to Form S-11 (File No. 333-166447), filed on January 25, 2011).

3.2	Bylaws of Cole Corporate Income Trust Inc. adopted January 18, 2011 (Incorporated by reference to Exhibit 3.2 to the Company’s pre-effective amendment to Form S-11 (File No. 333-166447), filed on January 25, 2011).

3.3	Articles of Amendment to Articles of Amendment and Restatement effective February 23, 2011 (Incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K (File No. 333-166447), filed on February 28, 2011).

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (Incorporated by reference to Exhibit 4.1 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed February 10, 2012).

4.2	Form of Additional Investment Subscription Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed February 10, 2012).

4.3	Form of Alternative Subscription Agreement (Incorporated by reference to Exhibit 4.3 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on February 10, 2012).

10.1	Advisory Agreement by and between Cole Corporate Income Trust, Inc. and Cole Corporate Income Advisors, LLC dated January 18, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s pre-effective amendment to Form S-11 (File No. 333-166447), filed on January 25, 2011).

10.2	Agreement of Limited Partnership of Cole Corporate Income Operating Partnership, LP, by and between Cole Corporate Income Trust, Inc. and the limited partners thereto dated April 29, 2010 (Incorporated by reference to Exhibit 10.2 to the Company’s pre-effective amendment to Form S-11 (File No. 333-166447), filed on December 7, 2010).

10.3	Distribution Reinvestment Plan (Incorporated by reference to Exhibit 10.3 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed July 22, 2011)..

10.4	First Amendment to the Advisory Agreement by and between Cole Corporate Income Trust, Inc. and Cole Corporate Income Advisors, LLC dated November 10, 2011.

10.5	Purchase and Sale Agreement dated as of February 24, 2011 by and between Series C, LLC and Cole Corporate Income Operating Partnership, LP (Incorporated by reference to Exhibit 10.5 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on April 22, 2011).

10.6	Amended and Restated Escrow Agreement by and among Cole Corporate Income Trust, Inc., Cole Capital Corporation and UMB Bank, N.A. dated April 26, 2011 (Incorporated by reference to Exhibit 10.6 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on July 22, 2011).

10.7	Promissory Note, dated June 30, 2011, by and between Cole Corporate Income Trust, Inc. and Series C, LLC (Incorporated by reference to Exhibit 10.7 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on July 22, 2011).

10.8	Loan Agreement, dated June 30, 2011, by and between Cole OF San Antonio TX, LLC and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.8 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on July 22, 2011).

10.9	Mezzanine Loan Agreement, dated June 30, 2011, by and between Cole Mezzco San Antonio TX, LLC and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.9 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on July 22, 2011).

14.1	Cole Corporate Income Trust, Inc. Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s pre-effective amendment to Form S-11 (File No. 333-166447), filed on January 25, 2011).

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Company’s pre-effective amendment to Form S-11 (File No. 333-16647), filed on August 30, 2010).

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	In accordance with Item 601(b) (32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.