Form 10-Q
period 2012-03-31
COLE CORPORATE INCOME TRUST, INC.
filed 2012-05-15
CIK 1490626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	(Do not check if smaller reporting company) ☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 10, 2012, there were 4,020,369 shares of common stock, par value $0.01, of Cole Corporate Income Trust, Inc. outstanding.

COLE CORPORATE INCOME TRUST, INC.

PART I

FINANCIAL INFORMATION

The accompanying condensed consolidated unaudited interim financial statements as of and for the three months ended March 31, 2012 have been prepared by Cole Corporate Income Trust, Inc. (the “Company”, “we”, “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the Item 1A “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

COLE CORPORATE INCOME TRUST, INC.

CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

	March 31, 2012	December 31, 2011
ASSETS
Investment in real estate assets:
Land	$3,956,317	$3,956,317
Building and improvements, less accumulated depreciation of $648,437 and $443,431, respectively	26,466,457	26,646,463
Acquired intangible lease asset, less accumulated amortization of $291,976 and $199,773, respectively	3,150,258	3,242,461

Total investment in real estate assets, net	33,573,032	33,845,241
Cash and cash equivalents	7,921,058	1,880,515
Restricted cash	529,194	1,383,129
Prepaid expenses and other assets	122,578	149,459
Due from affiliates	—	14,739
Deferred financing costs, less accumulated amortization of $35,422 and $24,236, respectively	198,295	199,481

Total assets	$42,344,157	$37,472,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Note payable	$18,000,000	$18,000,000
Note payable to affiliates	1,721,632	4,696,155
Accounts payable and accrued expenses	499,817	1,838,570
Escrowed investor proceeds	221,626	65,000
Due to affiliates	13,120	—
Acquired below market lease intangible, less accumulated amortization of $136,725 and $93,549, respectively	1,475,191	1,518,367
Distributions payable	120,030	72,447
Deferred rental income	306,274	303,819

Total liabilities	22,357,690	26,494,358

Commitments and contingencies
Redeemable common stock	260,048	131,702

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 2,422,467 and 1,383,441 shares issued and outstanding, respectively	24,225	13,834
Capital in excess of par value	21,428,758	12,262,806
Accumulated distributions in excess of earnings	(1,726,564)	(1,430,136)

Total stockholders’ equity	19,726,419	10,846,504

Total liabilities and stockholders’ equity	$42,344,157	$37,472,564

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CORPORATE INCOME TRUST, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2012	2011
Revenues:
Rental and other property income	$732,045	$—
Tenant reimbursement income	193,406	—

Total revenue	925,451	—

Expenses:
General and administrative expenses	180,369	53,108
Property operating expenses	193,406	—
Depreciation	205,006	—
Amortization	92,203	—

Total operating expenses	670,984	53,108

Operating income (loss)	254,467	(53,108)

Other income (expense):
Interest and other income	1,416	—
Interest expense	(255,292)	—

Total other expense	(253,876)	—

Net income (loss)	$591	$(53,108)

Weighted average number of common shares outstanding:
Basic and diluted	1,821,843	20,000

Net income (loss) per common share:
Basic and diluted	$0.00	$(2.66)

Distributions declared per common share:	$0.16	$—

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CORPORATE INCOME TRUST, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2012	1,383,441	$13,834	$12,262,806	$(1,430,136)	$10,846,504
Issuance of common stock	1,039,026	10,391	10,340,156	—	10,350,547
Distributions to investors	—	—	—	(297,019)	(297,019)
Commissions on stock sales and related dealer manager fees	—	—	(890,004)	—	(890,004)
Other offering costs	—	—	(155,854)	—	(155,854)
Changes in redeemable common stock	—	—	(128,346)	—	(128,346)
Net income	—	—	—	591	591

Balance, March 31, 2012	2,422,467	$24,225	$21,428,758	$(1,726,564)	$19,726,419

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CORPORATE INCOME TRUST, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$591	$(53,108)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	205,006	—
Amortization of intangible lease assets and below market lease intangible, net	49,027	—
Amortization of deferred financing costs	11,186	—
Changes in assets and liabilities:
Prepaid expenses and other assets	26,881	—
Accounts payable and accrued expenses	(333,773)	2,676
Deferred rental income	2,455	—
Due from affiliates	14,739	—
Due to affiliates	13,120	—

Net cash used in operating activities	(10,768)	(50,432)

Cash flows from investing activities:
Investment in real estate assets	(1,029,980)	—
Change in restricted cash	853,935	(1,010,000)

Net cash used in investing activities	(176,045)	(1,010,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	10,222,201	—
Offering costs on issuance of common stock	(1,045,858)	—
Distributions to investors	(121,090)	—
Repayment of note payable to affiliates	(2,974,523)	—
Escrowed investor proceeds	156,626	1,010,000
Deferred financing costs paid	(10,000)	—

Net cash provided by financing activities	6,227,356	1,010,000

Net increase (decrease) in cash and cash equivalents	6,040,543	(50,432)
Cash and cash equivalents, beginning of period	1,880,515	200,000

Cash and cash equivalents, end of period	$7,921,058	$149,568

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$120,030	$—
Accrued capital expenditures	$25,000	$—
Common stock issued through distribution reinvestment plan	$128,346	$—
Supplemental Cash Flow Disclosures:
Interest paid	$237,052	$—

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CORPORATE INCOME TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

March 31, 2012

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

On February 10, 2011, pursuant to a registration statement filed on Form S-11 with the SEC under the Securities Act of 1933, as amended (the “Registration Statement”), the Company commenced its initial public offering on a “best efforts” offering up to a maximum of 250,000,000 shares of its common stock at a price of $10.00 per share, and up to 50,000,000 additional shares pursuant to a distribution reinvestment plan (the “DRIP”) under which its stockholders may elect to have distributions reinvested in additional shares at a price of $9.50 per share (the “Offering”).

On June 28, 2011, the Company issued the initial 370,727 shares in the Offering and commenced principal operations. As of March 31, 2012, the Company had issued approximately 2.4 million shares of its common stock in the Offering for gross offering proceeds of $23.7 million before offering costs and selling commissions of $2.3 million. The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of single-tenant, income-producing necessity corporate office and industrial properties, which are leased to creditworthy tenants and strategically located throughout the United States. The Company expects that most of its properties will be subject to “net” leases, whereby the tenant will be primarily responsible for the property’s cost of repairs, maintenance, property taxes, utilities, insurance and other operating costs. As of March 31, 2012, the Company owned one property (the “Medtronic Property,”) comprising 145,025 rentable square feet of single-tenant commercial space located in Texas, which was 100% leased.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2011, and related notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Investment in and Valuation of Real Estate and Related Assets

The Company is required to make subjective assessments as to the useful lives of its depreciable assets. The Company considers the period of future benefit of each respective asset to determine the appropriate useful life of each asset. Real estate and related assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate and related assets consist of construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate and related assets and leasing costs. All repairs and maintenance are expensed as incurred.

COLE CORPORATE INCOME TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

March 31, 2012

Real estate assets, other than land, are depreciated or amortized on a straight-line basis. The estimated useful lives of the Company’s real estate and related assets by class are generally as follows:

Building and capital improvements	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lesser of useful life or lease term

The Company continually monitors events and changes in circumstances that could indicate that the carrying value of its real estate and related assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the real estate and related assets to their respective fair values and recognize an impairment loss. Generally fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified related to the Medtronic Property as of March 31, 2012 or December 31, 2011.

When developing estimates of future cash flows, the Company makes assumptions such as future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the number of months needed to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in estimating future cash flows could result in a different assessment of the property’s future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the fair value of the real estate and related assets.

When a real estate asset is identified as held for sale, the Company will cease depreciation and amortization of the assets and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying value of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no properties identified as held for sale as of March 31, 2012 or December 31, 2011.

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

The fair values of above market and below market lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which are generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease values are capitalized as intangible lease assets or liabilities, respectively. Above market lease values are amortized as a reduction to rental income over the remaining terms of the respective leases. Below market leases are amortized as an increase to rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not a tenant will execute a bargain renewal option, we evaluate economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, remaining lease term, the tenant mix of the leased property, our relationship with the tenant and the availability of competing tenant space. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market or below market lease values relating to that lease would be recorded as an adjustment to rental income.

COLE CORPORATE INCOME TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

March 31, 2012

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

Restricted Cash

Restricted cash included $308,000 and $300,000 held in a lender cash management account as of March 31, 2012 and December 31, 2011, respectively. As part of the debt agreement discussed in Note 5 to the condensed consolidated unaudited financial statements, rent from the Company’s tenant is deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess funds are disbursed to the Company. In addition, restricted cash includes $221,000 and $65,000 as of March 31, 2012 and December 31, 2011, respectively, of escrowed investor proceeds for which shares of common stock had not been issued as of March 31, 2012 and December 31, 2011.

Restricted cash as of December 31, 2011 also included $1.0 million held by a lender that was due to the Company’s tenant, for which the Company received a credit at the closing of the acquisition of the Medtronic Property. On February 6, 2012, the tenant satisfied the conditions required for reimbursement of tenant and capital improvements. As of March 31, 2012, the $1.0 million held by the lender been released from the restricted cash account to the Company and the tenant was fully reimbursed for the tenant and capital improvements.

Concentration of Credit Risk

The Company had cash on deposit, including restricted cash, at one financial institution that had deposits in excess of federally insured limits totaling $6.9 million as of March 31, 2012. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

The Company had one tenant in the healthcare industry, located in Texas, which accounted for 100% of the Company’s rental revenues as of March 31, 2012.

Redeemable Common Stock

Under the Company’s share redemption program, the Company’s requirement to redeem its shares is limited to the net proceeds received by the Company from the sale of shares under the DRIP, net of shares redeemed to date. As of March 31, 2012 and December 31, 2011, respectively, the Company had issued 27,374 and 13,863 shares of common stock, respectively, under the DRIP for cumulative proceeds of approximately $260,000 and $132,000, respectively, and had not redeemed any shares. Changes in the amount of redeemable common stock from period to period are recorded as an adjustment to capital in excess of par value.

COLE CORPORATE INCOME TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

March 31, 2012

New Accounting Pronouncements

In June 2011, the U.S. Financial Accounting Standards Board issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 became effective for the Company beginning January 1, 2012. The adoption of ASU 2011-05 did not have a material effect on the Company’s consolidated financial statements or disclosures, because the Company’s net income (loss) equals its comprehensive income (loss).

NOTE 3 — FAIR VALUE MEASUREMENTS

GAAP defines fair value, establishes a framework for measuring fair value, and requires disclosures about fair value measurements. GAAP emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as follows:

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

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Cash and cash equivalents, prepaid expenses, restricted cash, and accounts payable and accrued expenses – The Company considers the carrying values of these financial assets and liabilities to approximate fair value because of the short period of time between their origination and their expected realization.

Note payable and note payable to affiliates – The fair value is estimated using a discounted cash flow analysis based on estimated borrowing rates available to the Company as of the measurement date. The estimated fair value of the note payable and note payable to affiliates was $19.7 million and $22.7 million as of March 31, 2012 and December 31, 2011, respectively, both of which approximated the carrying value on each respective date. The fair value of the Company’s note payable and note payable to affiliates is estimated using Level 2 inputs.

Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial instruments

NOTE 4 — REAL ESTATE ACQUISITIONS

During the three months ended March 31, 2012 and 2011, the Company made no property acquisitions. Subsequent to March 31, 2012, the Company acquired a 40,000 square foot industrial property in Harvey, Illinois for $3.9 million (the “Dr. Pepper Property”) and a 42,000 square foot corporate office property in Columbus, Ohio for $4.7 million (the “Safelite Property”) as discussed in Note 9 to the condensed consolidated unaudited financial statements.

COLE CORPORATE INCOME TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

March 31, 2012

NOTE 5 — NOTES PAYABLE

As of March 31, 2012, the Company had a note payable and a note payable to affiliates totaling $19.7 million, with a weighted average remaining term of 4.0 years, consisting of (1) an $18.0 million mortgage loan with Wells Fargo Bank, National Association (the “Mortgage Loan”) and (2) a subordinate loan with Series C, LLC (the “Series C Loan”), an affiliate of the Company’s advisor, with an outstanding balance of $1.7 million as of March 31, 2012. The Mortgage Loan, which is secured by the Medtronic Property and matures on July 1, 2016, bears a fixed interest rate of 4.65% with monthly interest only payments. The Mortgage Loan generally may not be prepaid without premium or penalty. The Series C Loan is full recourse to the Company and bears interest at a fixed interest rate of 4.65% with accrued interest and principal due upon payment or maturity on December 31, 2012.

In the event the Mortgage Loan or the Series C Loan are not paid off on the respective maturity dates, the loans include default provisions. Upon the occurrence of an event of default, interest on the Mortgage Loan will accrue at an annual default interest rate equal to 5% above the stated interest rate and interest on the Series C Loan will accrue at an annual default interest rate equal to 4% above the stated interest rate. Subsequent to March 31, 2012, the Company repaid the remaining $1.7 million outstanding balance of the Series C Loan in full without premium or penalty.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on its results of operations, financial condition or liquidity.

Environmental Matters

In connection with the ownership and operation of real estate, the Company potentially may be liable for costs and damages related to environmental matters. In addition, the Company may acquire certain properties that are subject to environmental remediation. The Company carries environmental liability insurance on its properties that will provide limited coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. The Company is not aware of any environmental matters which it believes is reasonably possible to have a material effect on its results of operations, financial condition or liquidity.

NOTE 7 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS

The Company has incurred, and will continue to incur, commissions, fees and expenses payable to CCI Advisors and certain of its affiliates in connection with the Offering, and the acquisition, management and disposition of its assets.

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

All organization and offering expenses (excluding selling commissions and the dealer-manager fee) are paid for by CCI Advisors or its affiliates and can be reimbursed by the Company up to 1.5% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be underwriting compensation. As of March 31, 2012, CCI Advisors had paid organization and offering costs of $3.4 million in connection with the Offering, of which $3.1 million were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 1.5% of gross proceeds from the Offering. The $3.1 million of organization and offering costs not included in the financial statements of the Company may become payable to CCI Advisors as the Company continues to raise proceeds in the Offering.

COLE CORPORATE INCOME TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

March 31, 2012

The Company incurred the following commissions, fees and expense reimbursements for services provided by CCI Advisors or its affiliates for the quarters ended March 31, 2012 and 2011:

	Three Months Ended
	March 31, 2012	March 31, 2011
Offering:
Selling commissions	$684,901	$—
Selling commissions reallowed by Cole Capital	$684,901	$—
Dealer manager fee	$205,103	$—
Dealer manager fee reallowed by Cole Capital	$109,363	$—
Other organization and offering expenses	$155,854	$—

Acquisitions and Operations

CCI Advisors or its affiliates receive acquisition fees of up to 2% of: (1) the contract purchase price of each property or asset the Company acquires; (2) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (3) the purchase price of any loan the Company acquires; and (4) the principal amount of any loan the Company originates. Additionally, CCI Advisors or its affiliates are reimbursed for acquisition expenses incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction does not exceed 6.0% of the contract purchase price. The Company did not incur any acquisition fees or expenses for the three months ended March 31, 2012 or 2011.

The Company pays CCI Advisors a monthly advisory fee based upon the Company’s monthly average invested assets, which is equal to the following amounts: (1) an annualized rate of 0.75% will be paid on the Company’s average invested assets that are between $0 to $2 billion; (2) an annualized rate of 0.70% will be paid on the Company’s average invested assets that are between $2 billion to $4 billion; and (3) an annualized rate of 0.65% will be paid on the Company’s average invested assets that are over $4 billion. CCI Advisors has agreed to waive its right to an advisory fee during the first twelve months following the date the Company broke escrow and first admitted investors in the Offering, which was June 28, 2011. The Company did not incur any advisory fees for the three months ended March 31, 2012 or 2011.

The Company will reimburse CCI Advisors for the expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse for any amount by which its operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceeds the greater of (1) 2% of average invested assets, or (2) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse CCI Advisors for personnel costs in connection with services for which CCI Advisors receives acquisition fees or disposition fees. CCI Advisors has agreed to waive all operating expense reimbursements during the first twelve months following the date the Company commenced the Offering, which was February 10, 2011. The Company did not incur any operating expenses reimbursement during the three months ended March 31, 2012 or 2011.

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

COLE CORPORATE INCOME TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)

March 31, 2012

During the three months ended March 31, 2012 and 2011, no commissions or fees were incurred for any such services provided by CCI Advisors and its affiliates related to the services described above.

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

NOTE 9 — SUBSEQUENT EVENTS

Real Estate Acquisition

On April 5, 2012, the Company acquired the Dr. Pepper Property, an approximately 40,000 square foot single-tenant industrial building, for $3.9 million, exclusive of closing costs. The building is 100% leased to The American Bottling Company, and the lease is guaranteed by Dr. Pepper Snapple Group, Inc., located on an approximately 5.83 acre site in Harvey, Illinois. In connection with the purchase, the Company paid an acquisition fee of $78,000 in acquisition related expenses.

On April 30, 2012, the Company acquired the Safelite Property, an approximately 42,000 square foot single tenant corporate office building, for $4.7 million, exclusive of closing costs. The building is 100% leased to Safelite Glass Corporation and serves as Safelite’s operations support center, located on an approximately 3.85 acre site in Columbus, Ohio. In connection with the purchase, the Company paid $94,000 in acquisition related expenses.

Repayment of Series C Loan

On April 3, 2012, the Company repaid the outstanding balance of the Series C Loan. In connection with the repayment, the Company paid $14,000 of accrued interest. There were no premiums or penalties incurred in connection with the repayment and we have no further obligations related to the Series C Loan.

Status of the Offering

As of May 10, 2012, the Company had received $40.0 million in gross offering proceeds through the issuance of approximately 4.0 million shares of its common stock in the Offering (including shares issued pursuant to the DRIP).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto, and the other unaudited financial data included elsewhere in this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011. The terms “we,” “us,” “our” and the “Company” refer to Cole Corporate Income Trust, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated unaudited financial statements and the notes thereto.

Forward-Looking Statements

Except for historical information, this section contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including discussion and analysis of our financial condition and our subsidiaries, our anticipated capital expenditures, amounts of anticipated cash distributions to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” or comparable words, variations and similar expressions are intended to identify forward-looking statements. All statements not based on historical fact are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or implied in the forward-looking statements. A full discussion of our Risk Factors may be found under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include, among others, changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, rent relief, inability to obtain new tenants upon the expiration or termination of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified in the Item 1A “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011.

Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated unaudited financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated unaudited financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

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

Our operating results and cash flows are primarily influenced by rental income from our commercial property and interest expense on our property’s indebtedness. Rental and other property income accounted for 79.1%, of total revenue for the three months ended March 31, 2012. Because 100% of our rentable square feet was under lease as of March 31, 2012, with a remaining lease term of 8.6 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancy caused by tenant bankruptcy or other factors. Our advisor regularly monitors the creditworthiness of our tenant by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant’s guarantor, the operating history of the property with the tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of our tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.

As of March 31, 2012, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, was 60%. However, subsequent to March 31, 2012, we paid off the Series C Loan. As a result of this repayment, the debt leverage ratio as of May 10, 2012 is 55%.

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

Recent Market Conditions

Beginning in late 2007, domestic and international financial markets experienced significant disruptions that were brought about in large part by challenges in the world-wide banking system. These disruptions severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Since 2010, the volume of mortgage lending for commercial real estate has been increasing and lending terms improved; however, such lending activity continues to be significantly less than previous levels. Although lending market conditions improved and they continue to improve, certain factors continue to negatively affect the lending environment, including the sovereign credit issues of certain countries in the European Union. We may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. For properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including the securitization of debt, utilizing fixed rate loans, short-term variable rate loans, assuming existing mortgage loans in connection with property acquisitions, or entering into interest rate lock or swap agreements, or any combination of the foregoing.

The economic downturn led to high unemployment rates and a decline in consumer spending. These economic trends have adversely impacted the real estate markets by causing higher tenant vacancies, declining rental rates and declining property values. In 2011 and the first quarter of 2012, the economy improved and continues to show signs of recovery. Additionally, the real estate markets have experienced an improvement in property values, occupancy and rental rates; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. However, if the recent improvements in economic conditions do not continue, we may experience vacancies or be required to reduce rental rates on occupied space. If we do experience vacancies, CCI Advisors will actively seek to lease our vacant space, however, such space may be leased at lower rental rates and for shorter lease terms than our current leases provide.

Results of Operations

On February 10, 2011, we commenced our initial public offering; however, we did not commence principal operations until June 28, 2011, and did not acquire a property until June 30, 2011. Accordingly, our results of operations for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, reflect significant increases in most categories.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenue for the three months ended March 31, 2012 totaled $925,000. Our revenue consisted primarily of rental and other property income of $732,000, which accounted for 79% of our total revenue. We also paid certain operating expenses subject to reimbursement by the tenant, which resulted in $193,000 in tenant reimbursement income during the three months ended March 31, 2012. We had no revenue for the three months ended March 31, 2011.

General and administrative expenses increased $127,000 to $180,000 for the three months ended March 30, 2012, compared to $53,000 for the three months ended March 31, 2011. The increase was primarily due to an increase in accounting and insurance fees incurred during the three months ended March 31, 2012. The primary general and administrative expense items are fees paid to our independent directors, insurance, accounting fees and other organization costs.

For the three months ended March 31, 2012, property operating expenses were $193,000, primarily related to taxes, repairs and maintenance. Depreciation and amortization expenses were $297,000 for the three months ended March 31, 2012. We had no property operating or depreciation and amortization expenses for the three months ended March 31, 2011.

Our acquisition of the Medtronic Property was financed with loan proceeds as discussed in Note 5 to the condensed consolidated unaudited financial statements. During the three months ended March 31, 2012, we incurred interest expense of $255,000. We had no interest expense for the three months ended March 31, 2011. Our debt financing costs in future periods will vary based on our level of future borrowings, which will depend on the level of investor proceeds raised, the cost and availability of borrowings, and the opportunity to acquire real estate assets in accordance with our investment strategy.

Distributions

Our board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.001776144 per share (which equates to 6.50% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period commencing on January 1, 2012 and ending on June 30, 2012.

During the three months ended March 31, 2012, we paid distributions of $249,000, including $128,000 through the issuance of shares pursuant to our DRIP. The distributions paid during the three months ended March 31, 2012 were funded by cash provided by operating activities from prior year (in excess of distributions paid in the prior year) in the amount of $219,000, or 88%, combined with proceeds from the Offering of $30,000, or 12%. Excess cash provided by operating activities from the prior year reflects a reduction of $719,000 for acquisition fees and expenses incurred and expensed, in accordance with GAAP. As set forth in the “Estimated Use of Proceeds” section of the prospectus for the Offering, we treat acquisition fees and expenses as funded by proceeds from the Offering. Therefore, for consistency, proceeds raised in the Offering for the three months ended March 31, 2012 have been reported as a source of distributions to the extent that acquisition fees and expenses were recorded in the prior year. For the three months ended March 31, 2011, no distributions were paid as we had not commenced principal operations.

Liquidity and Capital Resources

General

Our principal demands for funds will be for real estate and real estate related investments, for the payment of acquisition related costs, operating expenses, distributions and redemptions to stockholders and principal and interest on any current and any future indebtedness. Generally, cash needs for items other than acquisitions and acquisition related expenses will be generated from operations of our current and future investments. We expect to meet cash needs for acquisitions from the net proceeds of the Offering and from debt financings. The sources of our operating cash flows will primarily be provided by the rental income received from current and future leased properties. We expect to continue to raise capital through the Offering and to utilize such funds and future proceeds from secured or unsecured financing to complete future property acquisitions. As of March 31, 2012, we had raised $23.7 million of gross proceeds from the Offering before offering costs and selling commissions of $2.3 million.

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

We expect our operating cash flows to increase as we acquire additional properties. We expect that approximately 87.2% of the gross proceeds from the sale of our common stock will be invested in real estate, and real estate related assets, approximately 10.5% will be used to pay sales commissions, dealer manager fees and offering and organizational expenses, with the remaining 2.3% used to pay acquisition and advisory fees and acquisition expenses. CCI Advisors pays the organizational and other offering costs associated with the sale of our common stock, which we reimburse in an amount up to 1.5% of the gross proceeds of the Offering. As of March 31, 2012, CCI Advisors had paid offering and organization costs of $3.4 million in connection with the Offering, of which $3.1 million was not included in our financial statements because such costs were not a liability to us as they exceeded 1.5% of gross proceeds from the Offering. The $3.1 million of organization and offering costs not included in our financial statements may become payable to CCI Advisors as we continue to raise proceeds in the Offering.

We have one note payable to affiliate, the Series C Loan, which was scheduled to mature on December 31, 2012. As of March 31, 2012, the principal balance of the loan was $1.7 million, with accrued interest due upon payment or maturity. Subsequent to March 31, 2012, we repaid the remaining principal balance of this loan with proceeds from our public offering. See Note 9 to the condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for additional information.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate related investments and the payment of tenant improvements, acquisition related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any current and future indebtedness. We expect to meet our long-term liquidity requirements through proceeds from the sale of our common stock, proceeds from secured or unsecured borrowings from banks and other lenders, and net cash flows provided by operations.

We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions, as necessary, including proceeds from our Offering and/or future borrowings. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offering or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders in excess of cash flows from operations.

As of March 31, 2012, we had issued approximately 2.4 million shares of our common stock in the Offering resulting in gross proceeds of $23.7 million and we had not received any redemption requests or redeemed any shares of our common stock. In addition, as of March 31, 2012, we had $19.7 million of debt outstanding, which is fixed at a rate of 4.65%. Subsequent to March 31, 2012, we repaid the remaining outstanding balance of the Series C Loan. Refer to Note 9 to the condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for additional information.

Our contractual obligations as of March 31, 2012 were as follows:

	Payments due by period (1) (2)
	Total	Less Than 1 Year		1-3 Years	3-5 Years	More Than 5 Years
Principal payments — fixed rate debt	$19,721,632	$1,721,632	(3)	$—	$18,000,000	$—
Interest payments — fixed rate debt	3,582,581	857,681		1,674,000	1,050,900	—

Total	$23,304,213	2,579,313		1,674,000	19,050,900	$—

(1)	The table does not include amounts due to CCI Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.
(2)	Principal paydown amounts are included in payments due by period.
(3)	We repaid the Series C Loan in full on April 3, 2012.

We expect to incur additional borrowings in the future to acquire additional properties and make other real estate related investments. There is no limitation on the amount we may borrow against any single improved property. Our future borrowings will not exceed 300% of our net assets as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association REIT Guidelines; however, we may exceed that limit if approved by a majority of our independent directors. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. As of March 31, 2012, our borrowing ratio was 60%. The repayment of the Series C Loan subsequent to March 31, 2012 lowered the ratio to 55%.

Cash Flow Analysis

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Operating Activities. During the three months ended March 31, 2012, net cash used in operating activities decreased by $39,000 to $11,000, compared to $50,000 for the three months ended March 31, 2011. The change was primarily due to an increase in net income of $54,000 and an increase in depreciation and amortization of $265,000. This change was offset by a decrease in the change in accounts payable and accrued expenses of $336,000, primarily related to the payment of property taxes for the Medtronic Property during the three months ended March 31, 2012. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Investing Activities. Net cash used in investing activities decreased $834,000 to $176,000 for the three months ended March 31, 2012 compared to $1,010,000 for the three months ended March 31, 2011. The change was due to a decrease in the change in restricted cash of $1.9 million as a result of breaking escrow on June 28, 2011 and releasing escrowed investor proceeds, offset by the decrease in investment and related assets due to the $1.0 million reimbursement of tenant and capital improvements related to the Medtronic property.

Financing Activities. Net cash provided by financing activities increased $5.2 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase was primarily due to proceeds from the issuance of common stock under the Offering of $10.2 million, offset by loan repayments of $3.0 million, the payment of offering costs of $1.0 million and a decrease in the change in escrowed investor proceeds of $850,000.

Election as a REIT

We believe we qualify and intend to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, beginning with the year ended December 31, 2011. To qualify and maintain our status as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income, computed without regard to the dividends paid deduction and excluding net capital gains, to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates for four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying condensed consolidated unaudited financial statements. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying condensed consolidated unaudited financial statements.

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

A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2011, and our critical accounting policies have not changed during the three months ended March 31, 2012. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2011, and related notes thereto.

Commitments and Contingencies

We may be subject to certain contingencies and commitments with regard to certain transactions. Refer to Note 6 to our condensed consolidated unaudited financial statements accompanying this Quarterly Report on Form 10-Q for further explanations.

Related-Party Transactions and Agreements

We have entered into agreements with CCI Advisors and its affiliates, whereby we have paid, and will continue to pay, certain fees to, or reimburse certain expenses of, CCI Advisors or its affiliates for acquisition and advisory fees and expenses, organization and offering costs, sales commissions, dealer manager fees and expenses, leasing fees and reimbursement of certain operating costs. See Note 7 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation of the various related-party transactions, agreements and fees.

Subsequent Events

Certain events occurred subsequent to March 31, 2012 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 9 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation.

New Accounting Pronouncements

We adopted new accounting pronouncements as of March 31, 2012. Refer to Note 2 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation.

Off Balance Sheet Arrangements

As of March 31, 2012 and December 31, 2011, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2011. Our exposures to market risk have not changed materially since December 31, 2011.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2012, were effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business to which we are a party or to which our property is the subject.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December  31, 2011.

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

As of March 31, 2012, we had issued approximately 2.4 million shares in the Offering for gross proceeds of $23.7 million, out of which we paid $2.3 million in selling commissions and dealer manager fees and $360,000 in organization and offering costs to our advisor. With the net offering proceeds, we acquired $32.9 million in real estate and related assets and paid costs of $719,000 in acquisition related expenses. As of May 10, 2012, we have sold approximately 4.0 million shares in the Offerings for gross offering proceeds of $40.0 million.

Item 3. Defaults Upon Senior Securities

No events occurred during the three months ended March 31, 2012 that would require a response to this item.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No events occurred during the three months ended March 31, 2012 that would require a response to this item.

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

Cole Corporate Income Trust, Inc. (Registrant)

By:	/s/ Gavin B. Brandon
Name:	Gavin B. Brandon
Title:	Vice President of Accounting (Principal Accounting Officer)

Date: May 14, 2012

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Articles of Amendment and Restatement of Cole Corporate Income Trust, Inc. dated January 19, 2011 (Incorporated by reference to Exhibit 3.1 to the Company’s pre-effective amendment to Form S-11 (File No. 333-166447), filed on January 25, 2011).

3.2	Bylaws of Cole Corporate Income Trust Inc. adopted January 18, 2011 (Incorporated by reference to Exhibit 3.2 to the Company’s pre-effective amendment to Form S-11 (File No. 333-166447), filed on January 25, 2011).

3.3	Articles of Amendment to Articles of Amendment and Restatement effective February 23, 2011 (Incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K (File No. 333-166447), filed on February 28, 2011).

4.1	Form of Initial Subscription Agreement (Incorporated by reference to Exhibit 4.1 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed April 18, 2012).

4.2	Form of Additional Investment Subscription Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed April 18, 2012).

4.3	Form of Alternative Initial Subscription Agreement (Incorporated by reference to Exhibit 4.3 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on April 18, 2012).

4.4	Form of Initial Subscription Agreement for use with Alabama investors (Incorporated by reference to Exhibit 4.4 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on April 18, 2012).

4.5	Form of Additional Subscription Agreement for use with Alabama investors (Incorporated by reference to Exhibit 4.5 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on April 18, 2012).

10.10	Purchase and Sale Agreement dated as of January 31, 2012 by and between Series C, LLC and FS Harvey, LLC Incorporated by reference to Exhibit 10.10 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on April 18, 2012).

14.1	Cole Corporate Income Trust, Inc. Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s pre-effective amendment to Form S-11 (File No. 333-166447), filed on January 25, 2011).

31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	In accordance with Item 601(b) (32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.