Form 10-Q
period 2012-06-30
COLE CORPORATE INCOME TRUST, INC.
filed 2012-08-14
CIK 1490626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 333-166447 (1933 Act)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of August 9, 2012, there were 8.6 million shares of common stock, par value $0.01, of Cole Corporate Income Trust, Inc. outstanding.

COLE CORPORATE INCOME TRUST, INC.

PART I
FINANCIAL INFORMATION
The accompanying condensed consolidated unaudited interim financial statements as of and for the three and six months ended June 30, 2012 have been prepared by Cole Corporate Income Trust, Inc. (the “Company,” “we,” “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We make no representation or warranty (expressed or implied) about the accuracy of any such forward-looking statements contained in the Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the Item 1A “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

COLE CORPORATE INCOME TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

	June 30, 2012	December 31, 2011
ASSETS
Investment in real estate assets:
Land	$5,508,706	$3,956,317
Buildings and improvements, less accumulated depreciation of $891,015 and $443,431, respectively	32,225,270	26,646,463
Acquired intangible lease assets, less accumulated amortization of $404,106 and $199,773, respectively	4,080,430	3,242,461
Total investment in real estate assets, net	41,814,406	33,845,241
Cash and cash equivalents	40,887,297	1,880,515
Restricted cash	337,572	1,383,129
Rents and tenant receivables	29,938	—
Prepaid expenses	7,210	149,459
Due from affiliates	—	14,739
Deferred financing costs, less accumulated amortization of $48,772 and $24,236, respectively	265,757	199,481
Total assets	$83,342,180	$37,472,564
LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$22,400,000	$18,000,000
Note payable to affiliates	—	4,696,155
Accounts payable and accrued expenses	812,808	1,838,570
Escrowed investor proceeds	30,000	65,000
Acquired below market lease intangible, less accumulated amortization of $179,902 and $93,549, respectively	1,432,014	1,518,367
Distributions payable	326,459	72,447
Deferred rental income	344,338	303,819
Total liabilities	25,345,619	26,494,358
Commitments and contingencies
Redeemable common stock	499,717	131,702
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 6,778,129 and 1,383,441 shares issued and outstanding, respectively	67,781	13,834
Capital in excess of par value	60,138,797	12,262,806
Accumulated distributions in excess of earnings	(2,709,734)	(1,430,136)
Total stockholders’ equity	57,496,844	10,846,504
Total liabilities and stockholders’ equity	$83,342,180	$37,472,564
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CORPORATE INCOME TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Rental and other property income	$878,607	8,134	$1,610,652	8,134
Tenant reimbursement income	239,699	1,253	433,105	1,253
Total revenue	1,118,306	9,387	2,043,757	9,387
Expenses:
General and administrative expenses	241,649	61,400	422,017	114,508
Property operating expenses	239,698	1,253	433,105	1,253
Acquisition related expenses	304,501	718,839	304,501	718,839
Depreciation	242,578	2,274	447,584	2,274
Amortization	112,130	1,024	204,333	1,024
Total operating expenses	1,140,556	784,790	1,811,540	837,898
Operating income (loss)	(22,250)	(775,403)	232,217	(828,511)
Other income (expense):
Interest and other income	12,571	108	13,987	108
Interest expense	(242,420)	(4,708)	(497,712)	(4,708)
Total other expense	(229,849)	(4,600)	(483,725)	(4,600)
Net loss	$(252,099)	$(780,003)	$(251,508)	$(833,111)
Weighted average number of common shares outstanding:
Basic and diluted	4,498,874	32,503	3,160,358	26,286
Net loss per common share:
Basic and diluted	$(0.06)	$(24.00)	$(0.08)	$(31.69)
Distributions declared per common share	$0.16	0.04	$0.33	0.05
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CORPORATE INCOME TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2012	1,383,441	$13,834	$12,262,806	$(1,430,136)	$10,846,504
Issuance of common stock	5,394,688	53,947	53,756,146	—	53,810,093
Distributions to investors	—	—	—	(1,028,090)	(1,028,090)
Commissions on stock sales and related dealer manager fees	—	—	(4,702,937)	—	(4,702,937)
Other offering costs	—	—	(809,203)	—	(809,203)
Changes in redeemable common stock	—	—	(368,015)	—	(368,015)
Net loss	—	—	—	(251,508)	(251,508)
Balance, June 30, 2012	6,778,129	$67,781	$60,138,797	$(2,709,734)	$57,496,844
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CORPORATE INCOME TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(251,508)	$(833,111)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	447,584	2,274
Amortization of intangible lease assets and below market lease intangible, net	117,980	544
Amortization of deferred financing costs	24,536	575
Changes in assets and liabilities:
Rents and tenant receivables	(29,938)	—
Prepaid expenses	142,249	—
Accounts payable and accrued expenses	4,218	335,700
Deferred rental income	40,519	303,820
Due from affiliates	14,739	—
Due to affiliates	—	7,662
Net cash provided by (used in) operating activities	510,379	(182,536)
Cash flows from investing activities:
Investment in real estate assets	(9,651,062)	(31,843,253)
Change in restricted cash	1,045,557	(1,013,507)
Net cash used in investing activities	(8,605,505)	(32,856,760)
Cash flows from financing activities:
Proceeds from issuance of common stock	53,442,078	3,728,789
Offering costs on issuance of common stock	(5,512,140)	(239,504)
Proceeds from notes payable	4,400,000	23,000,000
Proceeds from affiliate note payable	—	9,000,000
Repayment of note payable to affiliates	(4,696,155)	—
Distributions to investors	(406,063)	—
Escrowed investor proceeds	(35,000)	—
Deferred financing costs paid	(90,812)	(273,979)
Payment of loan deposit	(88,000)	(150,000)
Refund of loan deposit	88,000	150,000
Net cash provided by financing activities	47,101,908	35,215,306
Net increase in cash and cash equivalents	39,006,782	2,176,010
Cash and cash equivalents, beginning of period	1,880,515	200,000
Cash and cash equivalents, end of period	$40,887,297	$2,376,010
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$326,459	$1,443
Accrued other offering costs	$—	$60,526
Accrued capital expenditures	$—	$1,015,778
Accrued deferred financing costs	$—	$372
Common stock issued through distribution reinvestment plan	$368,015	$—
Supplemental Cash Flow Disclosures:
Interest paid	$465,067	$2,971
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
June 30, 2012
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
On June 28, 2011, the Company issued the initial 370,727 shares in the Offering and commenced principal operations. As of June 30, 2012, the Company had issued approximately 6.8 million shares of its common stock in the Offering for gross offering proceeds of $67.3 million before offering costs and selling commissions of $6.8 million. The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of single-tenant, income-producing necessity corporate office and industrial properties, which are leased to creditworthy tenants and strategically located throughout the United States. The Company expects that most of its properties will be subject to “net” leases, whereby the tenant will be primarily responsible for the property’s cost of repairs, maintenance, property taxes, utilities, insurance and other operating costs. As of June 30, 2012, the Company owned three properties comprising 227,000 rentable square feet of single-tenant commercial space located in three states, which were 100% leased.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2011, and related notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
The condensed consolidated unaudited financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2012

Investment in and Valuation of Real Estate and Related Assets
Real estate and related assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate and related assets consist of the cost of acquisition, excluding acquisition related expenses, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate and related assets and leasing costs. All repairs and maintenance are expensed as incurred.
The Company is required to make subjective assessments as to the useful lives of its depreciable assets. The Company considers the period of future benefit of each respective asset to determine the appropriate useful life of the assets. Real estate and related assets, other than land, are depreciated or amortized on a straight-line basis. The estimated useful lives of the Company’s real estate and related assets by class are generally as follows:

Building and capital improvements	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate and related assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified or losses were recorded during the six months ended June 30, 2012 or 2011.
When developing estimates of expected future cash flows, the Company makes certain assumptions regarding future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the expected number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in estimating expected future cash flows could result in a different determination of the property’s expected future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the fair value of the real estate and related assets.
When a real estate asset is identified by the Company as held for sale, the Company ceases depreciation and amortization of the assets related to the property and estimates the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of June 30, 2012 or December 31, 2011.
Allocation of Purchase Price of Real Estate and Related Assets
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition related expenses are expensed as incurred. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). The Company obtains an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
The fair values of above market and below market lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which is

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2012

generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease values are capitalized as intangible lease assets or liabilities, respectively. Above market lease values are amortized as a reduction to rental income over the remaining terms of the respective leases. Below market leases are amortized as an increase to rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not the Company expects a tenant to execute a bargain renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, remaining lease term, the tenant mix of the leased property, the Company’s relationship with the tenant and the availability of competing tenant space. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market or below market lease values relating to that lease would be recorded as an adjustment to rental income.

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
Restricted Cash
Restricted cash included $308,000 and $300,000 held in a lender cash management account as of June 30, 2012 and December 31, 2011, respectively. As part of a certain debt agreement, rents from one of the Company’s tenants is deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess funds are disbursed to the Company. In addition, restricted cash includes $30,000 and $65,000 as of June 30, 2012 and December 31, 2011, respectively, of escrowed investor proceeds for which shares of common stock had not been issued as of June 30, 2012 and December 31, 2011.
Restricted cash as of December 31, 2011 also included $1.0 million held by a lender that was due to one of the Company’s tenants, for which the Company received a credit at the closing of the acquisition of one property in 2011. On February 6, 2012, the tenant satisfied the conditions required for reimbursement of tenant and capital improvements. As of June 30, 2012, the $1.0 million held by the lender had been released from the restricted cash account to the Company and the tenant was fully reimbursed for the tenant and capital improvements.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2012

Concentration of Credit Risk
As of June 30, 2012, the Company had cash on deposit, including restricted cash, at three financial institutions, each of which had deposits in excess of federally insured levels, totaling $39.0 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash investments to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of June 30, 2012, the Company had one tenant in the healthcare industry located in Texas, one tenant in the automotive industry located in Ohio and one tenant in the distribution industry located in Illinois. These three tenants accounted for 79%, 12% and 9%, respectively, of the Company’s 2012 gross annualized rental revenues.
Redeemable Common Stock
Under the Company’s share redemption program, the Company’s requirement to redeem its shares is limited to the net proceeds received by the Company from the sale of shares under the DRIP, net of shares redeemed to date. As of June 30, 2012 and December 31, 2011, respectively, the Company had issued 38,747 and 13,863 shares of common stock, respectively, under the DRIP for proceeds of approximately $368,000 and $132,000, respectively, and had not received any redemption requests. Changes in the amount of redeemable common stock from period to period are recorded as an adjustment to capital in excess of par value.

New Accounting Pronouncements
In June 2011, the U.S. Financial Accounting Standards Board issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 became effective for the Company beginning January 1, 2012. The adoption of ASU 2011-05 did not have a material effect on the Company’s consolidated financial statements or disclosures, because the Company’s net loss equals its comprehensive loss.
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
Level 1 - Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data correlation or other means (market corroborated inputs).
Level 3 - Unobservable inputs, which are only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Cash and cash equivalents and restricted cash - The Company considers the carrying values of these financial assets to approximate fair value because of the short period of time between their origination and their expected realization.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2012

Notes payable and note payable to affiliates - The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The estimated fair value of the notes payable was $22.5 million and $22.7 million as of June 30, 2012 and December 31, 2011, respectively, both of which approximated the carrying value on each respective date. The fair value of the Company’s notes payable and note payable to affiliates is estimated using Level 2 inputs.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of June 30, 2012, there have been no transfers of financial assets or liabilities between levels.
NOTE 4 — REAL ESTATE ACQUISITIONS
2012 Property Acquisitions
During the six months ended June 30, 2012, the Company acquired two commercial properties for an aggregate purchase price of $8.6 million (the “2012 Acquisitions”). The Company purchased the 2012 Acquisitions with net proceeds from the Offering. The Company allocated the purchase price of these properties to the fair value of the assets acquired. The following table summarizes the purchase price allocation:

June 30, 2012
Land	$1,552,389
Building and improvements	6,001,392
Acquired in-place leases	1,042,302
Total purchase price	$8,596,083
In connection with the purchase of the 2012 Acquisitions, the Company expensed $262,000 of acquisition costs for the three and six months ended June 30, 2012. An additional $43,000 of acquisition costs were expensed as of June 30, 2012 related to one acquisition, which was acquired on July 31, 2012 for a purchase price of $32.6 million. Refer to Note 9 to these condensed consolidated unaudited financial statements for additional information regarding the acquisition.
The Company recorded revenue for the three and six months ended June 30, 2012 of $189,000 and a net loss for the three and six months ended June 30, 2012 of $196,000, related to the 2012 Acquisitions.
The following table summarizes selected financial information of the Company as if all of the 2012 Acquisitions were completed on January 1, 2011 for each period presented below. The table below presents the Company's estimated revenue and net (loss) income, on a pro forma basis, for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Pro forma basis (unaudited):
Revenue	$1,163,890	$241,394	$2,327,778	$482,786
Net (loss) income	$(953)	$(528,857)	$53,163	$(790,569)
The unaudited pro forma information for the three and six months ended June 30, 2012 was adjusted to exclude $262,000 of acquisition related expenses recorded during the current period relating to the 2012 Acquisitions. These expenses were recognized in the unaudited pro forma information for the six months ended June 30, 2011. The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2011, nor does it purport to represent the results of future operations.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2012

2011 Property Acquisitions
During the six months ended June 30, 2011, the Company acquired one property for an aggregate purchase price of $32.9 million. The Company purchased the property through the use of loan proceeds and proceeds from the Offering. The Company allocated the purchase price of the property to the fair value of assets acquired and liabilities assumed. The following table summarizes the purchase price allocation:

June 30, 2011
Land	$3,956,317
Building and improvements	27,072,394
Acquired in-place leases	3,433,205
Acquired below-market leases	(1,611,916)
Total purchase price	$32,850,000
The Company recorded revenue of $9,000 and a net loss of $719,000 for the three and six months ended June 30, 2011 related to the property. In connection with the purchase of the property, the Company recorded a payable for an unpaid tenant improvement allowance assumed in the amount of $1.0 million, for which a credit was received at the closing of the acquisition. In addition,the Company incurred $719,000 of acquisition related expenses for the three and six months ended June 30, 2011.

NOTE 5 — NOTES PAYABLE
As of June 30, 2012, the Company had $22.4 million, of debt outstanding with a weighted average remaining term of 4.6 years and a weighted average interest rate of 4.62%. During the six months ended June 30, 2012, the Company entered into two mortgage notes payable totaling $4.4 million, which are secured by the 2012 Acquisitions. Each of the mortgage notes payable bears interest at a fixed rate of 4.50%, matures on June 1, 2019 and is secured by the respective property on which the debt was placed.
During the six months ended June 30, 2012 , the Company repaid in full, without premium or penalty, the remaining $4.7 million outstanding balance of a subordinate loan with Series C, LLC, an affiliate of the Company’s advisor.
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

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2012

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
All organization and offering expenses (excluding selling commissions and the dealer-manager fee) are paid for by CCI Advisors or its affiliates and can be reimbursed by the Company up to 1.5% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be underwriting compensation. As of June 30, 2012, CCI Advisors had paid organization and offering costs of $4.8 million in connection with the Offering, of which $3.8 million were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 1.5% of gross proceeds from the Offering. The $3.8 million of organization and offering costs not included in the financial statements of the Company may become payable to CCI Advisors as the Company continues to raise proceeds in the Offering.

The Company incurred the following commissions, fees and expense reimbursements for services provided by CCI Advisors or its affiliates related to the services described above during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Offering:
Selling commissions	$2,946,848	$185,255	$3,631,749	$185,255
Selling commissions reallowed by Cole Capital	$2,946,848	$185,255	$3,631,749	$185,255
Dealer manager fee	$866,085	$54,249	$1,071,188	$54,249
Dealer manager fee reallowed by Cole Capital	$502,172	$32,441	$611,535	$32,441
Other organization and offering expenses	$653,349	$60,526	$809,203	$60,526
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

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2012

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Acquisition and Operations:
Acquisition fees and expenses	$171,922	$657,000	$171,922	$657,000
Advisory fees and expenses	$—	$—	$—	$—
Operating expenses	$—	$—	$—	$—
The Company did not incur any advisory fees or operating expense reimbursements during the three and six months ended June 30, 2012 and 2011 as CCI Advisors agreed to waive its rights to these fees and expense reimbursements during such periods.
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

During the three and six months ended June 30, 2012 and 2011, no commissions or fees were incurred for any such services provided by CCI Advisors and its affiliates related to the services described above.
NOTE 8 — ECONOMIC DEPENDENCY
Under various agreements, the Company has engaged or will engage CCI Advisors and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issuance, as well as other administrative responsibilities for the Company including accounting services and investor relations. As a result of these relationships, the Company is dependent upon CCI Advisors and its affiliates. In the event that these companies are unable to provide the Company with these services, the Company would be required to find alternative providers of these services.
NOTE 9 — SUBSEQUENT EVENTS
Status of the Offering
As of August 9, 2012, the Company had received $85.5 million in gross offering proceeds through the issuance of approximately 8.6 million shares of its common stock in the Offering (including shares issued pursuant to the DRIP).
Investment in Real Estate and Related Assets
On July 31, 2012, the Company acquired one property for an aggregate purchase price of $32.6 million. The acquisition was funded with net proceeds of the Offering. Acquisition related expenses totaling $651,000 were expensed as incurred.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto, and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011. The terms “we,” “us,” “our” and the “Company” refer to Cole Corporate Income Trust, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated unaudited financial statements and the notes thereto.
Forward-Looking Statements
Except for historical information, this section contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including discussion and analysis of our financial condition and our subsidiaries, our anticipated capital expenditures, amounts of anticipated cash distributions to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” or comparable words, variations and similar expressions are intended to identify forward-looking statements. All statements not based on historical fact are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or implied in the forward-looking statements. A full discussion of our risk factors may be found under Part I Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include, among others, changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, rent relief, inability to obtain new tenants upon the expiration or termination of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011.
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

Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our properties indebtedness and acquisition and operating expenses. Rental and other property income and tenant reimbursement income accounted for 100% of total revenue for the three and six months ended June 30, 2012 and 100% for the three and six months ended June 30, 2011. As 100% of our rentable square feet was under lease as of June 30, 2012, with a weighted average remaining lease term of 8.8 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenants’ financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.

As of June 30, 2012, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, was 54%. As we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any new indebtedness used to acquire such properties. We may manage our risk of changes in real estate prices on future property acquisitions, when applicable, by entering into purchase agreements and loan commitments simultaneously so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with our future property acquisitions, when applicable, or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.
Recent Market Conditions
Beginning in late 2007, domestic and international financial markets experienced significant disruptions that were brought about in large part by challenges in the world-wide banking system. These disruptions severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Since 2010, the volume of mortgage lending for commercial real estate has been increasing, lending terms have improved and they continue to improve; however, such lending activity continues to be significantly less than previous levels. Although lending market conditions improved, certain factors continue to negatively affect the lending environment, including the sovereign credit issues of certain countries in the European Union. We may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. For properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including the securitization of debt, utilizing fixed rate loans, short-term variable rate loans, assuming existing mortgage loans in connection with property acquisitions, or entering into interest rate lock or swap agreements, or any combination of the foregoing.
The economic downturn led to high unemployment rates and a decline in consumer spending. These economic trends have adversely impacted the real estate markets by causing higher tenant vacancies, declining rental rates and declining property values. In 2011 and the first half of 2012, the economy improved and continues to show signs of recovery. Additionally, the real estate markets have experienced an improvement in property values, occupancy and rental rates; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of June 30, 2012, 100% of the rentable square feet of our properties was under lease. However, if the recent improvements in economic conditions do not continue, we may experience vacancies or be required to reduce rental rates on occupied space. If we do experience vacancies, CCI Advisors will actively seek to lease our vacant space, however, such space may be leased at lower rental rates and for shorter lease terms than our current leases provide.
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. On June 30, 2011, we acquired our first property, and subsequent to that date, we acquired two additional properties. Accordingly, our results of operations for the three and six months ended June 30, 2012 reflect significant increases in most categories.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011
Revenue was $1.1 million for the three months ended June 30, 2012 compared to $9,000 for the three months ended June 30, 2011. Our revenue consisted primarily of rental and other property income, which accounted for 79% and 87% of total revenues during the three months ended June 30, 2012 and 2011, respectively. We also paid certain operating expenses subject to reimbursement by the tenant, which resulted in $240,000 and $1,000 in tenant reimbursement income during the three months ended June 30, 2012 and 2011, respectively. The increase was due to owning one income producing property for the entire three months ended June 30, 2012 and purchasing two additional properties during such period, as compared to owning one property for only one day during the three months ended June 30, 2011.
General and administrative expenses increased $181,000 to $242,000 for the three months ended June 30, 2012, compared to $61,000 for the three months ended June 30, 2011. The increase was due to an increase in insurance, legal fees, accounting fees, other professional fees, state income taxes and other organization costs incurred during the three months ended June 30, 2012.
Property operating expenses increased $239,000 to $240,000 for the three months ended June 30, 2012, compared to $1,000 for the three months ended June 30, 2011. The increase is primarily related to owning one property for the entire three months ended June 30, 2012 and purchasing two additional properties during such period, compared to owning one property for only one day during the three months ended June 30, 2011. The primary property operating expenses are property taxes, repairs and maintenance and property related insurance.
Acquisition related expenses decreased $414,000 to $305,000 for the three months ended June 30, 2012, compared to $719,000 for the three months ended June 30, 2011. The decrease relates to the acquisition of $8.6 million in properties during the three months ended June 30, 2012 as compared to the $32.9 million property acquired during the three months ended June 30, 2011.
Depreciation and amortization expenses increased $352,000, to $355,000 for the three months ended June 30, 2012, compared to $3,000 for the three months ended June 30, 2011. The increase is primarily the result of incurring depreciation and amortization expense for the entire three months ended June 30, 2012 as compared to depreciation and amortization incurred on one property for one day during the three months ended June 30, 2011.
Interest expense increased $237,000 to $242,000 for the three months ended June 30, 2012, compared to $5,000 for the three months ended June 30, 2011. The increase primarily relates to interest expense incurred on notes payable for the entire three months ended June 30, 2012 as compared to interest expense incurred for only one day during the three months ended June 30, 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011
Revenue was $2.0 million for the six months ended June 30, 2012 compared to $9,000 for the six months ended June 30, 2011. Our revenue consisted primarily of rental and other property income, which accounted for 79% and 87% of total revenues during the six months ended June 30, 2012 and 2011, respectively. We also paid certain operating expenses subject to reimbursement by the tenant, which resulted in $433,000 and $1,000 in tenant reimbursement income during the six months ended June 30, 2012 and 2011, respectively. The increase was due to owning one income producing property for the entire six months ended June 30, 2012 and purchasing two additional properties during such period, as compared to owning one property for only one day during the six months ended June 30, 2011.
General and administrative expenses increased $307,000 to $422,000 for the six months ended June 30, 2012, compared to $115,000 for the six months ended June 30, 2011. The increase was due to an increase in insurance, legal fees, accounting fees, other professional fees, state income taxes and other organization costs incurred during the six months ended June 30, 2012.
Property operating expenses increased $432,000 to $433,000 for the six months ended June 30, 2012, compared to $1,000 for the six months ended June 30, 2011. The increase is primarily related to owning one property for the entire six months ended June 30, 2012 and purchasing two additional properties during such period, compared to owning one property for only one day during the six months ended June 30, 2011. The primary property operating expenses are property taxes, repairs and maintenance and property related insurance.
Acquisition related expenses decreased $414,000 to $305,000 for the six months ended June 30, 2012, compared to $719,000 for the six months ended June 30, 2011. The decrease relates to the acquisition of $8.6 million in properties during the six months ended June 30, 2012 as compared to the $32.9 million property acquired during the six months ended June 30, 2011.

Depreciation and amortization expenses increased $649,000 to $652,000 for the six months ended June 30, 2012, compared to $3,000 for the six months ended June 30, 2011. The increase is primarily the result of incurring depreciation and amortization expense for the entire six months ended June 30, 2012 as compared to depreciation and amortization incurred on one property for one day during the six months ended June 30, 2011.
Interest expense increased $493,000 to $498,000 for the six months ended June 30, 2012, compared to $5,000 for the six months ended June 30, 2011. The increase primarily relates to interest expense incurred on notes payable for the entire six months ended June 30, 2012 as compared to interest expense incurred for only one day during the six months ended June 30, 2011.
Distributions
Our board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.001776144 per share (which equates to 6.50% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period commencing on January 1, 2012 and ending on September 30, 2012.
During the six months ended June 30, 2012, we paid distributions of $774,000, including $368,000 through the issuance of shares pursuant to our DRIP. The distributions paid during the six months ended June 30, 2012 were funded by net cash provided by operating activities of $510,000, or 66%, combined with cash provided by operating activities from the prior year (in excess of distributions paid in prior year) in the amount of $219,000, or 28%, and proceeds from the Offering of $45,000, or 6%. No distributions were paid during the six months ended June 30, 2011. Net cash provided by operating activities for the six months ended June 30, 2012 reflects a reduction for real estate acquisition related expenses incurred and expensed of $305,000, in accordance with GAAP. As set forth in the “Estimated Use of Proceeds” section of the prospectus for the Offering, we treat acquisition fees and expenses as funded by proceeds from the Offering. Therefore, for consistency, proceeds raised in the Offering for the six months ended June 30, 2012 have been reported as a source of distributions to the extent that acquisition related expenses have reduced net cash flows from operating activities.
Liquidity and Capital Resources
General
Our principal demands for funds will be for real estate and real estate related investments, for the payment of acquisition related costs, operating expenses, distributions and redemptions to stockholders and principal and interest on any current and any future indebtedness. Generally, cash needs for items other than acquisitions and acquisition related expenses will be generated from operations of our current and future investments. We expect to meet cash needs for acquisitions from the net proceeds of the Offering and from debt financings. The sources of our operating cash flows will primarily be provided by the rental income received from current and future leased properties. We expect to continue to raise capital through the Offering and to utilize such funds and future proceeds from secured or unsecured financing to complete future property acquisitions. As of June 30, 2012, we had raised $67.3 million of gross proceeds from the Offering before offering costs and selling commissions of $6.8 million.
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
We expect our operating cash flows to increase as we acquire additional properties. Assuming a maximum Offering and assuming all shares available under our DRIP are sold, we expect that approximately 88.6% of the gross proceeds from the sale of our common stock will be invested in real estate and real estate-related assets, while the remaining approximately 11.4% will be used for working capital and to pay costs of the Offering, including sales commissions, dealer manager fees, organization and offering expenses and fees and expenses of our advisor in connection with acquiring properties. CCI Advisors pays the organizational and other offering costs associated with the sale of our common stock, which we reimburse in an amount up to 1.5% of the gross proceeds of the Offering. As of June 30, 2012, CCI Advisors had paid offering and organization costs of $4.8 million in connection with the Offering, of which $3.8 million was not included in our financial statements because such costs were not a liability to us as they exceeded 1.5% of gross proceeds from the Offering. The $3.8 million of organization and offering costs not included in our financial statements may become payable to CCI Advisors if we continue to raise proceeds in the Offering.

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
As of June 30, 2012, we had issued approximately 6.8 million shares of our common stock in the Offering resulting in gross proceeds of $67.3 million and we had not received any redemption requests or redeemed any shares of our common stock. In addition, as of June 30, 2012, we had $22.4 million of debt outstanding, with a weighted average interest rate of 4.62%. Our contractual obligations as of June 30, 2012 were as follows:

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - fixed rate debt	$22,400,000	$—	$—	$18,070,975	$4,329,025
Interest payments - fixed rate debt	4,722,037	1,035,000	2,070,000	1,233,873	383,164
Total	$27,122,037	$1,035,000	$2,070,000	$19,304,848	$4,712,189

(1)	The table does not include amounts due to CCI Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

We expect to incur additional borrowings in the future to acquire additional properties and make other real estate related investments. There is no limitation on the amount we may borrow against any single improved property. Our future borrowings will not exceed 300% of our net assets as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association REIT Guidelines; however, we may exceed that limit if approved by a majority of our independent directors. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. As of June 30, 2012, our ratio of debt to total gross real estate assets net of gross intangible lease liabilities was 54%.
Cash Flow Analysis
Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011
Operating Activities. During the six months ended June 30, 2012, net cash provided by operating activities was $510,000, compared to net cash used in operating activities of $183,000 for the six months ended June 30, 2011. The change was primarily due to an decrease in net loss of $581,000, an increase in depreciation and amortization of $587,000, and an increase in prepaid expenses of $142,000. This change was offset by a decrease in the change in accounts payable and accrued expenses of $332,000. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased $24.3 million to $8.6 million for the six months ended June 30, 2012 compared to $32.9 million for the six months ended June 30, 2011. The decrease was due to a decrease in investment in real estate assets of $22.2 million and a decrease in restricted cash of $2.1 million.

Financing Activities. Net cash provided by financing activities increased $11.9 million to $47.1 million for the six months ended June 30, 2012 compared to $35.2 million for the six months ended June 30, 2011. The increase was primarily due to an increase in proceeds from the issuance of common stock under the Offering of $49.7 million, offset by a decrease in proceeds from notes payable of $27.6 million, an increase in offering costs of $5.3 million and an increase in repayment of notes payable of $4.7 million.
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
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2011, and our critical accounting policies have not changed during the six months ended June 30, 2012. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2011, and related notes thereto.
Commitments and Contingencies
We may be subject to certain contingencies and commitments with regard to certain transactions. Refer to Note 6 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanations.
Related-Party Transactions and Agreements
We have entered into agreements with CCI Advisors and its affiliates, whereby we have paid, and will continue to pay, certain fees to, or reimburse certain expenses of, CCI Advisors or its affiliates such as acquisition and advisory fees and expenses, organization and offering costs, sales commissions, dealer manager fees and expenses, leasing fees and reimbursement of certain operating costs. See Note 7 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a further explanation of the various related-party transactions, agreements and fees.

Subsequent Events
Certain events occurred subsequent to June 30, 2012 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 9 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.
New Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off Balance Sheet Arrangements
As of June 30, 2012 and December 31, 2011, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2011. Our exposures to market risk have not changed materially since December 31, 2011.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2012, were effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business to which we are a party or to which our properties are the subject.

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
As of June 30, 2012, we had issued approximately 6.8 million shares in the Offering for gross proceeds of $67.3 million, out of which we paid $5.8 million in selling commissions and dealer manager fees and $1.0 million in organization and offering costs to our advisor or its affiliates. With the net offering proceeds, we acquired $41.4 million in real estate and related assets and paid costs of $981,000 in acquisition related expenses. As of August 9, 2012, we have sold approximately $8.6 million shares in the Offering for gross offering proceeds of $85.5 million. As of June 30, 2012, we had not received any requests for redemption and therefore, had not redeemed any shares of our common stock.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended June 30, 2012 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended June 30, 2012 that would require a response to this item.

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
Date: August 13, 2012

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.1	Form of Initial Subscription Agreement (Incorporated by reference to Exhibit 4.1 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed July 18, 2012).
4.2	Form of Additional Investment Subscription Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed July 18, 2012).
4.3	Form of Alternative Initial Subscription Agreement (Incorporated by reference to Exhibit 4.3 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on July 18, 2012).
4.4
Form of Initial Subscription Agreement for use with Alabama investors (Incorporated by reference to Exhibit 4.4 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on July 18, 2012).

4.5
Form of Additional Subscription Agreement for use with Alabama investors (Incorporated by reference to Exhibit 4.5 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on July 18, 2012).

31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**
Certification of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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