Form 10-Q
period 2012-09-30
COLE CORPORATE INCOME TRUST, INC.
filed 2012-11-13
CIK 1490626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of November 9, 2012, there were 13.4 million shares of common stock, par value $0.01, of Cole Corporate Income Trust, Inc. outstanding.

COLE CORPORATE INCOME TRUST, INC.

PART I
FINANCIAL INFORMATION
The accompanying condensed consolidated unaudited interim financial statements as of and for the three and nine months ended September 30, 2012 have been prepared by Cole Corporate Income Trust, Inc. (the “Company,” “we,” “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We make no representation or warranty (expressed or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the Item 1A “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

COLE CORPORATE INCOME TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

	September 30, 2012	December 31, 2011
ASSETS
Investment in real estate assets:
Land	$13,612,703	$3,956,317
Buildings and improvements, less accumulated depreciation of $1,316,260 and $443,431, respectively	71,453,605	26,646,463
Acquired intangible lease assets, less accumulated amortization of $646,649 and $199,773, respectively	12,135,881	3,242,461
Total investment in real estate assets, net	97,202,189	33,845,241
Cash and cash equivalents	21,696,317	1,880,515
Restricted cash	432,570	1,383,129
Rents and tenant receivables	423,127	—
Prepaid expenses	139,369	149,459
Due from affiliates	—	14,739
Deferred financing costs, less accumulated amortization of $63,202 and $24,236, respectively	251,327	199,481
Total assets	$120,144,899	$37,472,564
LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$22,400,000	$18,000,000
Note payable to affiliates	—	4,696,155
Accounts payable and accrued expenses	1,638,043	1,838,570
Escrowed investor proceeds	125,000	65,000
Acquired below market lease intangible, less accumulated amortization of $223,078 and $93,549, respectively	1,388,838	1,518,367
Distributions payable	553,076	72,447
Deferred rental income	308,086	303,819
Total liabilities	26,413,043	26,494,358
Commitments and contingencies
Redeemable common stock	1,103,201	131,702
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 11,057,951 and 1,383,441 shares issued and outstanding, respectively	110,580	13,834
Capital in excess of par value	97,823,199	12,262,806
Accumulated distributions in excess of earnings	(5,305,124)	(1,430,136)
Total stockholders’ equity	92,628,655	10,846,504
Total liabilities and stockholders’ equity	$120,144,899	$37,472,564
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CORPORATE INCOME TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Rental and other property income	$1,321,043	$732,045	$2,931,695	$740,179
Tenant reimbursement income	392,634	159,742	825,739	160,995
Total revenue	1,713,677	891,787	3,757,434	901,174
Expenses:
General and administrative expenses	199,616	156,682	621,633	271,190
Property operating expenses	440,415	164,735	873,520	165,988
Acquisition related expenses	1,335,118	—	1,639,619	718,839
Depreciation	425,245	204,660	872,829	206,934
Amortization	200,536	92,204	404,869	93,228
Total operating expenses	2,600,930	618,281	4,412,470	1,456,179
Operating (loss) income	(887,253)	273,506	(655,036)	(555,005)
Other income (expense):
Interest and other income	21,861	3,624	35,848	3,732
Interest expense	(277,830)	(418,396)	(775,542)	(423,104)
Total other expense	(255,969)	(414,772)	(739,694)	(419,372)
Net loss	$(1,143,222)	$(141,266)	$(1,394,730)	$(974,377)
Weighted average number of common shares outstanding:
Basic and diluted	8,868,560	629,379	5,076,981	229,526
Net loss per common share:
Basic and diluted	$(0.13)	$(0.22)	$(0.27)	$(4.25)
Distributions declared per common share	$0.16	$0.16	$0.49	$0.46
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CORPORATE INCOME TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2012	1,383,441	$13,834	$12,262,806	$(1,430,136)	$10,846,504
Issuance of common stock	9,674,510	96,746	96,433,714	—	96,530,460
Distributions to investors	—	—	—	(2,480,258)	(2,480,258)
Commissions on stock sales and related dealer manager fees	—	—	(8,451,516)	—	(8,451,516)
Other offering costs	—	—	(1,450,306)	—	(1,450,306)
Changes in redeemable common stock	—	—	(971,499)	—	(971,499)
Net loss	—	—	—	(1,394,730)	(1,394,730)
Balance, September 30, 2012	11,057,951	$110,580	$97,823,199	$(5,305,124)	$92,628,655
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CORPORATE INCOME TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,394,730)	$(974,377)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	872,829	206,934
Amortization of intangible lease assets and below market lease intangible, net	317,347	49,572
Amortization of deferred financing costs	38,966	38,704
Changes in assets and liabilities:
Rents and tenant receivables	(423,127)	—
Prepaid expenses	10,090	(213,779)
Accounts payable and accrued expenses	821,953	649,511
Deferred rental income	4,267	303,819
Due from affiliates	14,739	—
Due to affiliates	—	108,113
Net cash provided by operating activities	262,334	168,497
Cash flows from investing activities:
Investment in real estate assets	(65,699,133)	(31,846,551)
Change in restricted cash	950,559	(1,076,225)
Net cash used in investing activities	(64,748,574)	(32,922,776)
Cash flows from financing activities:
Proceeds from issuance of common stock	95,558,961	8,183,632
Offering costs on issuance of common stock	(9,901,822)	(730,206)
Proceeds from notes payable	4,400,000	23,000,000
Proceeds from affiliate note payable	—	9,000,000
Repayment of note payable to affiliates	(4,696,155)	—
Distributions to investors	(1,028,130)	(22,377)
Escrowed investor proceeds	60,000	62,500
Deferred financing costs paid	(90,812)	(277,852)
Payment of loan deposit	(88,000)	(150,000)
Refund of loan deposit	88,000	150,000
Net cash provided by financing activities	84,302,042	39,215,697
Net increase in cash and cash equivalents	19,815,802	6,461,418
Cash and cash equivalents, beginning of period	1,880,515	200,000
Cash and cash equivalents, end of period	$21,696,317	$6,661,418
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$553,076	$41,590
Accrued other offering costs	$—	$20,931
Accrued capital expenditures	$7,500	$1,012,480
Common stock issued through distribution reinvestment plan	$971,499	$41,162
Supplemental Cash Flow Disclosures:
Interest paid	$728,467	$187,162
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
September 30, 2012
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Corporate Income Trust, Inc. (the “Company”) is a Maryland corporation that was formed on April 6, 2010 (Date of Inception), which has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. The Company is the sole general partner of, and owns a 99.99% partnership interest in Cole Corporate Income Operating Partnership, LP, a Delaware limited partnership (“CCI OP”). Cole Corporate Income Advisors, LLC (“CCI Advisors”), the advisor to the Company, is the sole limited partner and owner of an insignificant noncontrolling partnership interest of less than 0.01% of CCI OP.
On February 10, 2011, pursuant to a registration statement filed on Form S-11 with the SEC under the Securities Act of 1933, as amended (Registration No. 333-166447) (the “Registration Statement”), the Company commenced its initial public offering on a “best efforts” basis, offering up to a maximum of 250,000,000 shares of its common stock at a price of $10.00 per share, and up to 50,000,000 additional shares pursuant to a distribution reinvestment plan (the “DRIP”) under which its stockholders may elect to have distributions reinvested in additional shares at a price of $9.50 per share (the “Offering”).
On June 28, 2011, the Company issued the initial 370,727 shares in the Offering and commenced principal operations. As of September 30, 2012, the Company had issued approximately 11.0 million shares of its common stock in the Offering for gross offering proceeds of $110.0 million before offering costs and selling commissions of $11.2 million. The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of single-tenant, income-producing necessity corporate office and industrial properties, which are leased to creditworthy tenants and strategically located throughout the United States. The Company expects that most of its properties will be subject to “net” leases, whereby the tenant will be primarily responsible for the property’s cost of repairs, maintenance, property taxes, utilities, insurance and other operating costs. As of September 30, 2012, the Company owned six properties comprising 614,000 rentable square feet of single-tenant commercial space located in four states, which were 100% leased.
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
September 30, 2012

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
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate and related assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the nine months ended September 30, 2012 or 2011.
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
When a real estate asset is identified by the Company as held for sale, the Company ceases depreciation and amortization of the assets related to the property and estimates the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of September 30, 2012 or December 31, 2011.
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
September 30, 2012

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
Restricted Cash
Restricted cash included $308,000 and $300,000 held in a lender cash management account as of September 30, 2012 and December 31, 2011, respectively. As part of a certain debt agreement, rents from one of the Company’s tenants is deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess funds are disbursed to the Company. In addition, restricted cash includes $125,000 and $65,000 as of September 30, 2012 and December 31, 2011, respectively, of escrowed investor proceeds for which shares of common stock had not been issued as of September 30, 2012 and December 31, 2011.
Restricted cash as of December 31, 2011 also included $1.0 million held by a lender that was due to one of the Company’s tenants, for which the Company received a credit at the closing of the acquisition of one property in 2011. On February 6, 2012, the tenant satisfied the conditions required for reimbursement of tenant and capital improvements. As of September 30, 2012, the $1.0 million held by the lender had been released from the restricted cash account to the Company and the tenant was fully reimbursed for the tenant and capital improvements.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2012

Concentration of Credit Risk
As of September 30, 2012, the Company had cash on deposit, including restricted cash, at three financial institutions, each of which had deposits in excess of federally insured levels, totaling $20.0 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of September 30, 2012, three of the Company's tenants, Medtronic, Inc., United Launch Alliance, LLC and HCA, Inc., accounted for 34%, 31% and 17%, respectively, of the Company's 2012 gross annualized rental revenues. The Company also had certain geographic concentrations in its property holdings. In particular, as of September 30, 2012, two of the Company's properties were located in Texas and two were located in Colorado, which accounted for 51% and 39%, respectively, of the Company's 2012 gross annualized rental revenues. In addition, the Company had tenants in the healthcare, automotive and manufacturing industries, which comprised 51%, 31% and 14%, respectively, of the Company's 2012 gross annualized rental revenues.
Redeemable Common Stock
Under the Company’s share redemption program, the Company’s requirement to redeem its shares is limited to the net proceeds received by the Company from the sale of shares under the DRIP, net of shares redeemed to date. The Company records amounts that are redeemable under the share redemption program as redeemable common stock outside of permanent equity in its consolidated balance sheets. As of September 30, 2012 and December 31, 2011, respectively, the Company had issued 102,263 and 13,863 shares of common stock, respectively, under the DRIP for proceeds of approximately $971,000 and $132,000, respectively. As of September 30, 2012, the Company had received a valid redemption request for 750 shares, which was redeemed in full subsequent to September 30, 2012 for $7,500 ($10.00 per share). The Company had not received any redemption requests as of December 31, 2011. Changes in the amount of redeemable common stock from period to period are recorded as an adjustment to capital in excess of par value.

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
September 30, 2012

Cash and cash equivalents and restricted cash - The Company considers the carrying values of these financial assets to approximate fair value because of the short period of time between their origination and their expected realization.
Notes payable and note payable to affiliates - The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The estimated fair value of the notes payable was $22.4 million as of September 30, 2012 and the estimated fair value of the note payable and note payable to affiliates was $22.7 million as of December 31, 2011, both of which approximated the carrying amount on each respective date. The fair value of the Company’s notes payable and note payable to affiliates is estimated using Level 2 inputs.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of September 30, 2012, there have been no transfers of financial assets or liabilities between levels.
NOTE 4 — REAL ESTATE ACQUISITIONS
2012 Property Acquisitions
During the nine months ended September 30, 2012, the Company acquired three commercial properties for an aggregate purchase price of $64.6 million (the “2012 Acquisitions”). The Company purchased the 2012 Acquisitions with net proceeds from the Offering. The Company allocated the purchase price of these properties to the fair value of the assets acquired. The following table summarizes the purchase price allocation:

September 30, 2012
Land	$9,656,386
Building and improvements	45,647,471
Acquired in-place leases	7,172,738
Acquired above-market leases	2,167,558
Total purchase price	$64,644,153
The Company recorded revenue for the three and nine months ended September 30, 2012 of $738,000 and $927,000, respectively, and a net loss for the three and nine months ended September 30, 2012 of $1.2 million and $1.4 million, respectively, related to the 2012 Acquisitions.
The following table summarizes selected financial information of the Company as if the 2012 Acquisitions were completed on January 1, 2011 for each period presented below. The table below presents the Company's estimated revenue and net income (loss), on a pro forma basis, for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Pro forma basis (unaudited):
Revenue	$2,298,081	$2,213,973	$6,796,831	$4,867,731
Net income (loss)	$173,247	$(35,633)	$496,990	$(2,233,001)
The unaudited pro forma information for the three and nine months ended September 30, 2012 was adjusted to exclude $1.3 million and $1.6 million, respectively, of acquisition related expenses recorded during the current period relating to the 2012 Acquisitions. These expenses were recognized in the unaudited pro forma information for the nine months ended September 30, 2011. The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2011, nor does it purport to represent the results of future operations.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2012

2011 Property Acquisitions
During the nine months ended September 30, 2011, the Company acquired one property for an aggregate purchase price of $32.9 million. The Company purchased the property through the use of loan proceeds and proceeds from the Offering. The Company allocated the purchase price of the property to the fair value of assets acquired and liabilities assumed. The following table summarizes the purchase price allocation:

September 30, 2011
Land	$3,956,317
Building and improvements	27,072,394
Acquired in-place leases	3,433,205
Acquired below-market leases	(1,611,916)
Total purchase price	$32,850,000
The Company recorded revenue for the three and nine months ended September 30, 2011 of $892,000 and $901,000, respectively, net income of $11,000 for the three months ended September 30, 2011, and a net loss of $708,000 for the nine months ended September 30, 2011, related to the property. In connection with the purchase of the property, the Company recorded a payable for an unpaid tenant improvement allowance assumed in the amount of $1.0 million, for which a credit was received at the closing of the acquisition. In addition, the Company incurred $719,000 of acquisition related expenses for the nine months ended September 30, 2011.

NOTE 5 — NOTES PAYABLE
As of September 30, 2012, the Company had $22.4 million of debt outstanding with a weighted average remaining term of 4.3 years and a weighted average interest rate of 4.62%. During the nine months ended September 30, 2012, the Company entered into two mortgage notes payable totaling $4.4 million, which are secured by two properties owned by the Company. Each of the mortgage notes payable bears interest at a fixed rate of 4.50%, matures on June 1, 2019 and is secured by the respective property on which the debt was placed.
During the nine months ended September 30, 2012, the Company repaid in full, without premium or penalty, the remaining $4.7 million outstanding balance of a subordinate loan with Series C, LLC, an affiliate of the Company’s advisor.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on its results of operations, financial condition or liquidity.
Environmental Matters
In connection with the ownership and operation of real estate, the Company potentially may be liable for costs and damages related to environmental matters. In addition, the Company may acquire certain properties that are subject to environmental remediation. The Company carries environmental liability insurance on its properties that will provide limited coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. The Company is not aware of any environmental matters which it believes are reasonably possible to have a material effect on its results of operations, financial condition or liquidity.
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
September 30, 2012

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
All organization and offering expenses (excluding selling commissions and the dealer-manager fee) are paid for by CCI Advisors or its affiliates and can be reimbursed by the Company up to 1.5% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be underwriting compensation. As of September 30, 2012, CCI Advisors had paid organization and offering costs of $5.9 million in connection with the Offering, of which $4.2 million were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 1.5% of gross proceeds from the Offering. The $4.2 million of organization and offering costs not included in the financial statements of the Company may become payable to CCI Advisors as the Company continues to raise proceeds in the Offering.

The Company incurred the following commissions, fees and expense reimbursements for services provided by CCI Advisors or its affiliates related to the services described above during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Offering:
Selling commissions	$2,905,316	$298,726	$6,537,065	$483,981
Selling commissions reallowed by Cole Capital	$2,905,316	$298,726	$6,537,065	$483,981
Dealer manager fee	$843,263	$87,679	$1,914,451	$141,928
Dealer manager fee reallowed by Cole Capital	$492,111	$41,895	$1,103,646	$74,336
Other organization and offering expenses	$845,619	$64,702	$1,654,822	$125,228
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

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2012

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Acquisition and Operations:
Acquisition fees and expenses	$1,126,880	$—	$1,298,802	$657,000
Advisory fees and expenses	$—	$—	$—	$—
Operating expenses	$—	$—	$—	$—
The Company did not incur any advisory fees or operating expense reimbursements during the three and nine months ended September 30, 2012 and 2011 as CCI Advisors agreed to waive its rights to these fees and expense reimbursements during such periods. As of September 30, 2012, no amounts had been incurred, but not yet paid, for services provided by CCI Advisors or its affiliates.
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

During the three and nine months ended September 30, 2012 and 2011, no commissions or fees were incurred for any such services provided by CCI Advisors and its affiliates related to the services described above.
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
NOTE 9 — SUBSEQUENT EVENTS
Status of the Offering
As of November 9, 2012, the Company had received $133.2 million in gross offering proceeds through the issuance of approximately 13.4 million shares of its common stock in the Offering (including shares issued pursuant to the DRIP).
Investment in Real Estate and Related Assets
Subsequent to September 30, 2012, the Company acquired one property for an aggregate purchase price of $23.5 million. The acquisition was funded with net proceeds of the Offering. Acquisition related expenses totaling $603,000 were expensed as incurred.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011. The terms “we,” “us,” “our” and the “Company” refer to Cole Corporate Income Trust, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated unaudited financial statements and the notes thereto.
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
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include, among others, changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, rent relief, inability to obtain new tenants upon the expiration or termination of existing leases, inability to obtain financing or refinance existing debt and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011.
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
Overview
We were formed on April 6, 2010 to acquire and operate commercial real estate primarily consisting of single-tenant income producing necessity corporate office and industrial properties net leased to investment grade and other creditworthy tenants located throughout the United States. We commenced our principal operations on June 28, 2011, when we issued the initial 370,727 shares of our common stock in the Offering. We have no paid employees and are externally advised and managed by CCI Advisors, our advisor. We elected to be taxed, and currently qualify, as a REIT for federal income tax purposes.

Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our properties indebtedness, and acquisition and operating expenses. Rental and other property income and tenant reimbursement income accounted for 100% of total revenue for the three and nine months ended September 30, 2012 and 2011. As 100% of our rentable square feet was under lease as of September 30, 2012, with a weighted average remaining lease term of 9.3 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenants’ financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.

As of September 30, 2012, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, was 23%. As we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any new indebtedness used to acquire such properties. We may manage our risk of changes in real estate prices on future property acquisitions, when applicable, by entering into purchase agreements and loan commitments simultaneously so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with our future property acquisitions, when applicable, or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.
Recent Market Conditions
Beginning in late 2007, domestic and international financial markets experienced significant disruptions that were brought about in large part by challenges in the world-wide banking system. These disruptions severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Since 2010, the volume of mortgage lending for commercial real estate has been increasing, and lending terms have improved and they continue to improve; however, such lending activity continues to be significantly less than previous levels. Although lending market conditions have improved, certain factors continue to negatively affect the lending environment, including the sovereign credit issues of certain countries in the European Union. We have experienced, and may continue to experience, more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance our debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including the securitization of debt, utilizing fixed rate loans, short-term variable rate loans, assuming existing mortgage loans in connection with property acquisitions, or entering into interest rate lock or swap agreements, or any combination of the foregoing.
The economic downturn led to high unemployment rates and a decline in consumer spending. These economic trends have adversely impacted the real estate markets by causing higher tenant vacancies, declining rental rates and declining property values. In 2011 and through September 30, 2012, the economy improved and continues to show signs of recovery. Additionally, the real estate markets have experienced an improvement in property values, occupancy and rental rates; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of September 30, 2012, 100% of the rentable square feet of our properties was under lease. However, if the recent improvements in economic conditions do not continue, we may experience vacancies or be required to reduce rental rates on occupied space. If we do experience vacancies, CCI Advisors will actively seek to lease our vacant space; however, such space may be leased at lower rental rates and for shorter lease terms than our current leases provide.

Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate assets as of September 30, 2012 and 2011.

	September 30,
	2012	2011
Number of properties	6	1
Approximate rentable square feet	614,000	145,000
Percentage of rentable square feet leased	100%	100%
The following table summarizes our real estate investment activity during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Properties acquired	3	—	5	1
Approximate purchase price of acquired properties	$56.0 million	$—	$64.6 million	$32.9 million
Approximate rentable square feet	387,000	—	469,000	145,000
Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
Revenue was $1.7 million for the three months ended September 30, 2012, compared to $892,000 for the three months ended September 30, 2011. Our revenue consisted primarily of rental and other property income, which accounted for 77% and 82% of total revenues during the three months ended September 30, 2012 and 2011, respectively. We also paid certain operating expenses subject to reimbursement by the tenant, which resulted in $393,000 and $160,000 in tenant reimbursement income during the three months ended September 30, 2012 and 2011, respectively. The increase was due to owning three income producing properties for the entire three months ended September 30, 2012 and purchasing three additional properties during such period, as compared to owning one property during the three months ended September 30, 2011.
General and administrative expenses increased $43,000 to $200,000 for the three months ended September 30, 2012, compared to $157,000 for the three months ended September 30, 2011. The increase was due to an increase in insurance, legal fees, accounting fees, other professional fees, state income taxes and other organization costs incurred during the three months ended September 30, 2012.
Property operating expenses increased $275,000 to $440,000 for the three months ended September 30, 2012, compared to $165,000 for the three months ended September 30, 2011. The increase is primarily related to owning three properties for the entire three months ended September 30, 2012 and purchasing three additional properties during such period, compared to owning one property during the three months ended September 30, 2011. The primary property operating expenses are property taxes, repairs and maintenance and property related insurance.
Acquisition related expenses were $1.3 million for the three months ended September 30, 2012, compared to no acquisition expenses incurred for the three months ended September 30, 2011. The increase relates to the acquisition of $56.0 million in properties during the three months ended September 30, 2012 as compared to no property acquisitions during the three months ended September 30, 2011.
Depreciation and amortization expenses increased $329,000, to $626,000 for the three months ended September 30, 2012, compared to $297,000 for the three months ended September 30, 2011. The increase is primarily the result of incurring depreciation and amortization expense related to six properties owned or acquired during the three months ended September 30, 2012 as compared to depreciation and amortization incurred on one property owned during the three months ended September 30, 2011.
Interest expense decreased $140,000 to $278,000 for the three months ended September 30, 2012, compared to $418,000 for the three months ended September 30, 2011. The decrease primarily relates to a note payable to affiliates of $9.0 million that was outstanding for the entire three months ended September 30, 2011 as compared to no outstanding note payable to affiliates during the three months ended September 30, 2012.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
Revenue increased $2.9 million to $3.8 million for the nine months ended September 30, 2012, compared to $901,000 for the nine months ended September 30, 2011. Our revenue consisted primarily of rental and other property income, which accounted for 78% and 82% of total revenues during the nine months ended September 30, 2012 and 2011, respectively. We also paid certain operating expenses subject to reimbursement by the tenant, which resulted in $826,000 and $161,000 in tenant reimbursement income during the nine months ended September 30, 2012 and 2011, respectively. The increase was due to owning one income producing property for the entire nine months ended September 30, 2012 and purchasing five additional properties during such period, as compared to owning only one property for three of the nine months ended September 30, 2011.
General and administrative expenses increased $351,000 to $622,000 for the nine months ended September 30, 2012, compared to $271,000 for the nine months ended September 30, 2011. The increase was due to an increase in insurance, accounting fees, legal fees, other professional fees, other organization costs and state income taxes incurred during the nine months ended September 30, 2012.
Property operating expenses increased $708,000 to $874,000 for the nine months ended September 30, 2012, compared to $166,000 for the nine months ended September 30, 2011. The increase is primarily related to owning one property for the entire nine months ended September 30, 2012 and purchasing five additional properties during such period, compared to owning one property for three of the nine months ended September 30, 2011. The primary property operating expenses are property taxes, repairs and maintenance and property related insurance.
Acquisition related expenses increased $921,000 to $1.6 million for the nine months ended September 30, 2012, compared to $719,000 for the nine months ended September 30, 2011. The increase relates to the acquisition of $64.6 million in properties during the nine months ended September 30, 2012 as compared to the acquisition of one property for $32.9 million during the nine months ended September 30, 2011.
Depreciation and amortization expenses increased $978,000 to $1.3 million for the nine months ended September 30, 2012, compared to $300,000 for the nine months ended September 30, 2011. The increase is primarily the result of incurring depreciation and amortization expense for six properties during the entire nine months ended September 30, 2012 as compared to incurring depreciation and amortization for only one property during three of the nine months ended September 30, 2011.
Interest expense increased $353,000 to $776,000 for the nine months ended September 30, 2012, compared to $423,000 for the nine months ended September 30, 2011. The increase primarily relates to interest expense incurred on notes payable for the entire nine months ended September 30, 2012 as compared to interest expense incurred for only three of the nine months ended September 30, 2011.
Distributions
Our board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.001776144 per share (which equates to 6.50% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period, commencing on January 1, 2012 and ending on December 31, 2012.
During the nine months ended September 30, 2012, we paid distributions of $2.0 million, including $971,000 through the issuance of shares pursuant to our DRIP. The distributions paid during the nine months ended September 30, 2012 were funded by net cash provided by operating activities of $262,000, or 13%, combined with cash provided by operating activities from the prior year (in excess of distributions paid in the prior year) in the amount of $219,000, or 11%, and proceeds from the issuance of common stock of $1.5 million, or 76%. During the nine months ended September 30, 2011, we paid distributions of $64,000, including $42,000 through the issuance of shares pursuant to our DRIP. The distributions paid during the nine months ended September 30, 2011 were funded by net cash provided by operating activities. Net cash provided by operating activities for the nine months ended September 30, 2012 and 2011 reflect a reduction for real estate acquisition related expenses incurred and expensed of $1.6 million and $719,000, respectively, in accordance with GAAP. As set forth in the “Estimated Use of Proceeds” section of the prospectus for the Offering, as supplemented, we treat acquisition related expenses as funded by proceeds from the Offering, including proceeds from our DRIP. Therefore, for consistency, proceeds from the issuance of common stock for the nine months ended September 30, 2012 have been reported as a source of distributions to the extent that acquisition related expenses have reduced net cash flows from operating activities.

Share Redemptions
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. We will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under our DRIP. In addition, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12 month period ending on the last day of the fiscal quarter for which the redemptions are being paid. During the nine months ended September 30, 2012, we received a valid redemption request for 750 shares, which we redeemed in full subsequent to September 30, 2012 for $7,500 ($10.00 per share). A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth in our prospectus.We have funded and intend to continue funding share redemptions with proceeds from our DRIP.
Liquidity and Capital Resources
General
Our principal demands for funds will be for real estate and real estate related investments, for the payment of acquisition related costs, operating expenses, distributions and redemptions to stockholders and principal and interest on any current and any future indebtedness. Generally, cash needs for items other than acquisitions and acquisition related expenses will be generated from operations of our current and future investments. We expect to meet cash needs for acquisitions from the net proceeds of the Offering and from debt financings. The sources of our operating cash flows will primarily be provided by the rental income received from current and future leased properties. We expect to continue to raise capital through the Offering and to utilize such funds and future proceeds from secured or unsecured financing to complete future property acquisitions. As of September 30, 2012, we had raised $110.0 million of gross proceeds from the Offering before offering costs and selling commissions of $11.2 million.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions, and interest and principal on current and any future debt financings. We expect to meet our short-term liquidity requirements through net cash flows provided by operations and proceeds from the Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our expected future acquisitions.
We expect our operating cash flows to increase as we acquire additional properties. Assuming a maximum Offering and assuming all shares available under our DRIP are sold, we expect that approximately 88.6% of the gross proceeds from the sale of our common stock will be invested in real estate and real estate-related assets, while the remaining approximately 11.4% will be used for working capital and to pay costs of the Offering, including sales commissions, dealer manager fees, organization and offering expenses and fees and expenses of our advisor in connection with acquiring properties. CCI Advisors pays the organizational and other offering costs associated with the sale of our common stock, which we reimburse in an amount up to 1.5% of the gross proceeds of the Offering. As of September 30, 2012, CCI Advisors had paid offering and organization costs of $5.9 million in connection with the Offering, of which $4.2 million was not included in our financial statements because such costs were not a liability to us as they exceeded 1.5% of gross proceeds from the Offering. The $4.2 million of organization and offering costs not included in our financial statements may become payable to CCI Advisors if we continue to raise proceeds in the Offering.
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
As of September 30, 2012, we had issued approximately 11.0 million shares of our common stock in the Offering resulting in gross proceeds of $110.0 million and we had not redeemed any shares of our common stock. In addition, as of September 30, 2012, we had $22.4 million of debt outstanding, with a weighted average interest rate of 4.62%. Our contractual obligations as of September 30, 2012 were as follows:

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - fixed rate debt	$22,400,000	$—	$—	$18,089,223	$4,310,777
Interest payments - fixed rate debt	4,472,586	1,035,000	2,070,000	1,033,055	334,531
Total	$26,872,586	$1,035,000	$2,070,000	$19,122,278	$4,645,308

(1)	The table does not include amounts due to CCI Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

We expect to incur additional borrowings in the future to acquire additional properties and make other real estate related investments. There is no limitation on the amount we may borrow against any single improved property. Our future borrowings will not exceed 300% of our net assets as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association REIT Guidelines; however, we may exceed that limit if approved by a majority of our independent directors. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. As of September 30, 2012, our ratio of debt to total gross real estate assets net of gross intangible lease liabilities was 23%.
Cash Flow Analysis
Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
Operating Activities. During the nine months ended September 30, 2012, net cash provided by operating activities increased $94,000 to $262,000, compared to net cash provided by operating activities of $168,000 for the nine months ended September 30, 2011. The change was primarily due to an increase in net loss of $420,000 and a decrease in working capital accounts of $420,000, offset by an increase in depreciation and amortization of $934,000. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased $31.8 million to $64.7 million for the nine months ended September 30, 2012, compared to $32.9 million for the nine months ended September 30, 2011. The increase was due to an increase in investment in real estate assets of $33.9 million offset by a decrease in restricted cash of $2.0 million.
Financing Activities. Net cash provided by financing activities increased $45.1 million to $84.3 million for the nine months ended September 30, 2012, compared to $39.2 million for the nine months ended September 30, 2011. The increase was primarily due to an increase in proceeds from the issuance of common stock under the Offering of $87.4 million, offset by a decrease in proceeds from notes payable of $27.6 million, an increase in offering costs of $9.2 million, an increase in repayment of notes payable of $4.7 million and an increase in distributions to investors of $1.0 million.
Election as a REIT
We are taxed as a REIT under the Internal Revenue Code of 1986, as amended. To maintain our qualification as a REIT, we must continue to meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders so long as we, among other things, distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).
If we fail to maintain our qualification as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to maintain our qualification as a REIT. We also will be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to maintain our qualification as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying condensed consolidated unaudited financial statements. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying condensed consolidated unaudited financial statements.
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
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2011, and our critical accounting policies have not changed during the nine months ended September 30, 2012. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2011, and related notes thereto.
Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 6 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanations.
Related-Party Transactions and Agreements
We have entered into agreements with CCI Advisors and its affiliates, whereby we have paid, and will continue to pay, certain fees to, or reimburse certain expenses of, CCI Advisors or its affiliates, such as acquisition and advisory fees and expenses, organization and offering costs, sales commissions, dealer manager fees and expenses, leasing fees and reimbursement of certain operating costs. See Note 7 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a further explanation of the various related-party transactions, agreements and fees.
Subsequent Events
Certain events occurred subsequent to September 30, 2012 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 9 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.
New Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off Balance Sheet Arrangements
As of September 30, 2012 and December 31, 2011, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2011. Our exposures to market risk have not changed materially since December 31, 2011.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2012, were effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On April 29, 2010, we sold 20,000 shares of common stock, at $10.00 per share, to Cole Holdings Corporation, the indirect owner of CCI Advisors and our dealer manager. On February 10, 2011, our Registration Statement on Form S-11 (Registration No. 333-166447) for the offering of up to 250,000,000 shares of common stock at a price of $10.00 per share, subject to reduction in certain circumstances, was declared effective under the Securities Act of 1933, as amended. The Registration Statement also covered the offering of up to 50,000,000 shares of common stock pursuant to our DRIP, under which stockholders may elect to have distributions reinvested in additional shares at a price of $9.50 per share.
As of September 30, 2012, we had issued approximately 11.0 million shares in the Offering for gross proceeds of $110.0 million, out of which we paid $9.5 million in selling commissions and dealer manager fees, $1.7 million in organization and offering costs and $2.0 million in acquisition related expenses to our advisor or its affiliates. With the net offering proceeds, we acquired $97.5 million in real estate and related assets. As of November 9, 2012, we have sold approximately $13.4 million shares in the Offering for gross offering proceeds of $133.2 million. No shares were redeemed during the three months ended September 30, 2012; however, during the three months ended September 30, 2012, we had received a redemption request relating to 750 shares, which was redeemed in full subsequent to September 30, 2012.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended September 30, 2012 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended September 30, 2012 that would require a response to this item.

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
Date: November 13, 2012

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.1	Form of Initial Subscription Agreement (Incorporated by reference to Exhibit 4.1 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed October 17, 2012).
4.2	Form of Additional Investment Subscription Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed October 17, 2012).
4.3	Form of Alternative Initial Subscription Agreement (Incorporated by reference to Exhibit 4.3 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on October 17, 2012).
4.4
Form of Initial Subscription Agreement for use with Alabama investors (Incorporated by reference to Exhibit 4.4 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on October 17, 2012).

4.5
Form of Additional Subscription Agreement for use with Alabama investors (Incorporated by reference to Exhibit 4.5 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on October 17, 2012).

10.1
Purchase and Sale Agreement and Joint Escrow Instructions, dated July 31, 2012, by and between Cole of Centennial Co, LLC and California State Teachers’ Retirement System (Incorporated by reference to Exhibit 10.10 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed October 17, 2012).

10.2
Real Estate Purchase and Sale Agreement, dated August 13, 2012, by and among Series C, LLC and A&C Chaves Realty — MacArthur Boulevard, Irving 1, LP, James D. Riggleman — MacArthur Boulevard, Irving 1, LP, WRB Rentals — MacArthur Boulevard, Irving 1, LP, Salty — MacArthur Boulevard, Irving 1, LP, Friendship — MacArthur Boulevard, Irving 1, LP, Kazoo — MacArthur Boulevard, Irving 1, LP, John R Riggleman, Jr. — MacArthur Boulevard, Irving 1, LP, WLH — MacArthur Boulevard, Irving 1, LP, Paradise Properties — MacArthur Boulevard, Irving 1, LP, BFI — MacArthur Boulevard, Irving 1, LP, Catherine Tong — MacArthur Boulevard, Irving 1, LP, Bella — MacArthur Boulevard, Irving 1, LP, RCC And BJC Olivera — MacArthur Boulevard, Irving 1, LP, M & M Realty — MacArthur Boulevard, Irving 1, LP, Blake Enterprises — MacArthur Boulevard, Irving 1, LP, Rabun — MacArthur Boulevard, Irving 1, LP, Ronald & Harriet Braasch — MacArthur Boulevard, Irving 1, LP, JME — MacArthur Boulevard, Irving 1, LP, James A. Dunn — MacArthur Boulevard, Irving 1, LP, JTFP — MacArthur Boulevard, Irving 1, LP, Gottuso — MacArthur Boulevard, Irving 1, LP and Cathryn R. Finch — MacArthur Boulevard, Irving 1, LP (Incorporated by reference to Exhibit 10.11 to the Company's post-effective amendment to Form S-11 (File No. 333-166447), filed on October 17, 2012).

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