Form 10-K
period 2012-12-31
COLE CORPORATE INCOME TRUST, INC.
filed 2013-03-28
CIK 1490626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 333-166447
 COLE CORPORATE INCOME TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	27-2431980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2325 East Camelback Road, Suite 1100 Phoenix, Arizona, 85016 (Address of principal executive offices; zip code)	(602) 778-8700 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
None	None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one.)
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is no established market for the registrant’s shares of common stock. The registrant is currently conducting an initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being sold at $10.00 per share with discounts available for certain categories of purchasers. There were 6.6 million shares of common stock held by non-affiliates as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares of common stock outstanding as of March 25, 2013 was 28.7 million.
Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the Cole Corporate Income Trust, Inc. Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

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
Formation
Cole Corporate Income Trust, Inc. (the “Company”, “we,” “our” or “us”) is a Maryland corporation that was formed on April 6, 2010 (Date of Inception), which has elected to be taxed, and currently qualifies as a real estate investment trust (“REIT”) for federal income tax purposes. The Company is the sole general partner of, and owns a 99.99% partnership interest in Cole Corporate Income Operating Partnership, LP, a Delaware limited partnership (“CCI OP”). Cole Corporate Income Advisors, LLC (“CCI Advisors”), the advisor to the Company, is the sole limited partner and owner of an insignificant noncontrolling partnership interest of less than 0.01%.
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
On February 10, 2011, pursuant to a registration statement filed on Form S-11 with the SEC under the Securities Act (Registration No. 333-166447) (the “Registration Statement”), the Company commenced its initial public offering on a “best efforts” basis, offering up to a maximum of 250,000,000 shares of its common stock at a price of $10.00 per share, and up to 50,000,000 additional shares pursuant to a distribution reinvestment plan (the “DRIP”) under which its stockholders may elect to have distributions reinvested in additional shares at a price of $9.50 per share (the “Offering”).
On June 28, 2011, the Company issued the initial 370,727 shares in the Offering and commenced principal operations. As of December 31, 2012, the Company had issued approximately 16.8 million shares of its common stock in the Offering for gross offering proceeds of $167.8 million before offering costs and selling commissions of $17.1 million.
Our board of directors has approved closing our primary offering in the third quarter of 2013. We currently expect to stop offering shares of our common stock in our primary offering on August 30, 2013. Our general policy is to accept subscription agreements signed by the investor on or before August 30, 2013, which are received in good order. We intend to continue to sell shares of our common stock in the Offering pursuant to our distribution reinvestment plan following the termination of our primary Offering.
The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of single-tenant, income-producing necessity corporate office and industrial properties, which are leased to creditworthy tenants and strategically located throughout the United States. The Company expects that most of its properties will be subject to “net” leases, whereby the tenant will be primarily responsible for the property’s cost of repairs, maintenance, property taxes, utilities, insurance and other operating costs. As of December 31, 2012, the Company owned 13 properties comprising approximately 3.2 million rentable square feet of single-tenant commercial space located in nine states, which were 100% leased.
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

Acquisition and Investment Policies
Types of Investments
 We invest primarily in single-tenant, income-producing necessity corporate office and industrial properties, which are leased to creditworthy tenants under long-term net leases and strategically located throughout the United States. We consider necessity properties to be properties that are essential to the operation of the tenant’s business, typically due to one or more of the following factors:
•difficulty of replacement or prohibitive cost to relocate;
•sole or major location for its distribution or office operations;
•proximity to its distribution, manufacturing, research facilities or customer base;
•lower labor, transportation and/or operating costs;
•more stable labor force;
•optimal access to transportation networks that enable efficient distribution; and/or

•
significant amount of tenant-funded capital improvements, such as customized computer systems and information technology infrastructure, racking and sorting systems, and cooling or refrigeration systems.

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
For over three decades, our sponsor has developed and utilized this investment approach in acquiring and managing commercial real estate assets primarily in the retail sector. A substantial portion of our sponsor’s experience included the application of this investment approach in the corporate sector, and we expect that our advisor will apply this conservative and disciplined investment approach in acquiring and managing, on our behalf, necessity corporate properties. Further, our sponsor’s investment strategy focuses on properties that typically have high occupancy rates (greater than 90%) and low to moderate leverage (0% to 50% loan to value). In addition, our sponsor has built an organization of over 325 employees, who are experienced in the various aspects of acquiring, financing and managing commercial real estate, and we believe that our access to these resources will provide us with a competitive advantage.
We have invested and expect to continue to invest in recently constructed, high quality industrial properties that are of necessity to a single principal tenant, subject to a long-term net lease, and used for purposes such as warehousing, distribution, light manufacturing, research and development, or industrial flex facilities. Our portfolio also includes, and we expect to continue to invest in, recently constructed, high quality, low-, mid- or high-rise office buildings that are of necessity to a principal tenant, subject to a long-term net lease, and used for purposes such as a corporate, regional or product-specific headquarters. It is our present intention to hold substantially all of the properties that we acquire for a period of more than seven years.
We also have invested and expect to continue to invest in multi-tenant properties, anchored by one or more principal tenants, who are creditworthy and subject to long-term net leases. We expect that, from time to time, we may invest in corporate development projects, designed to construct an income-producing office or industrial property to serve one or more creditworthy tenants. Our goal is to acquire a portfolio of properties that are diversified by way of location and industry, in order to minimize the potential adverse impact of economic slow-downs or downturns in local markets or a specific industry.
There is no limitation on the number, size or type of properties that we may acquire or on the percentage of net proceeds of the Offering that may be invested in a single property. The number and mix of properties comprising our portfolio will depend upon real estate market conditions and other circumstances existing at the time we acquire properties, and the amount of proceeds we raise in the Offering. We are not restricted to investments in corporate properties. We will not forego a high quality investment because it does not precisely fit our expected portfolio composition. See “— Other Possible Investments” below for a description of other types of real estate and real estate-related investments we may make.

We incur debt to acquire properties where our advisor determines that incurring such debt is in our best interests and in the best interest of our stockholders. In addition, from time to time, we have acquired and may continue to acquire some properties without financing and later incur mortgage debt secured by one or more of such properties if favorable financing terms are available. We use the proceeds from these loans to acquire additional properties. See “— Borrowing Policies” below for a more detailed description of our borrowing intentions and limitations.
Real Estate Underwriting Process
In evaluating potential property acquisitions consistent with our investment objectives, our advisor applies a well-established underwriting process to determine the creditworthiness of potential tenants. Similarly, our advisor will apply credit underwriting criteria to possible new tenants when we are re-leasing properties in our portfolio. Many of the tenants of our properties are and we believe will continue to be creditworthy entities having high net worth and operating income. Our advisor’s underwriting process includes analyzing the financial data and other available information about the tenant, such as income statements, balance sheets, net worth, cash flow, business plans, data provided by industry credit rating services, and/or other information our advisor may deem relevant. Generally, these tenants must have a proven track record in order to meet the credit tests applied by our advisor. In addition, we may obtain guarantees of leases by the corporate parent of the tenant, in which case our advisor will analyze the creditworthiness of the guarantor. In many instances, especially in sale-leaseback situations, where we are acquiring a property from a company and simultaneously leasing it back to the company under a long-term lease, we will meet with the senior management to discuss the company’s business plan and strategy.
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
While we will utilize ratings by Moody’s and Standard & Poor’s as one factor in determining whether a tenant is creditworthy, our advisor will also consider other factors in determining whether a tenant is creditworthy, for the purpose of meeting our investment objectives. Our advisor’s underwriting process will also consider information provided by other debt or credit rating agencies, such as Dun & Bradstreet, along with our advisor’s own analysis of the financial condition of the tenant and/or the guarantor, the operating history of the property with the tenant, the tenant’s market share and track record within the tenant’s industry segment, the general health and outlook of the tenant’s industry segment, the strength of the tenant’s management team and the terms and length of the lease at the time of the acquisition.
Description of Leases
We expect to continue to acquire tenant properties with existing double net or triple net leases. “Net” leases means leases that typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, maintenance, insurance and building repairs related to the property, in addition to the lease payments. Triple net leases typically require the tenant to pay all costs associated with a property in addition to the base rent and percentage rent, if any, including capital expenditures for the roof and the building structure. Double net leases typically hold the landlord responsible for the capital expenditures for the roof and structure, while the tenant is responsible for all lease payments and remaining operating expenses associated with the property. Double net and triple net leases help ensure the predictability and stability of our expenses, which we believe will result in greater predictability and stability of our cash distributions to stockholders. Not all of our leases will be net leases. In respect of multi-tenant properties, we expect to continue to have a variety of lease arrangements with the tenants of these properties. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property. We will have limited ability to revise the terms of leases to those tenants. Multi-tenant office space is likely to be subject to “gross” leases. “Gross” leases means leases that typically require the tenant to pay a flat rental amount and we would pay for all property charges regularly incurred as a result of our owning the property. When spaces in a property become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we anticipate entering into “net” leases.
We anticipate that a majority of our future acquisitions will have lease terms of ten years or more. We have acquired and may continue to acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is in an attractive location, if the property is difficult to replace, or if the property has other significant favorable real estate attributes. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases also contain provisions that increase the amount of base rent payable at points during the lease term. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. Tenants will be required to provide proof of insurance by furnishing a certificate of insurance to our advisor on an annual basis. The insurance certificates will be tracked and reviewed for compliance by our advisor’s property and risk management departments. As a precautionary measure, we may obtain, to the extent available, secondary liability insurance, as well as loss of rents insurance that covers one year of annual rent in the event of a rental loss.
Some leases require that we procure insurance for both commercial general liability and property damage; however, generally the premiums are fully reimbursable from the tenant. In such instances, the policy will list us as the named insured and the tenant as the additional insured.
In general, we do not permit leases to be assigned or subleased without our prior written consent. If we do consent to an assignment or sublease, generally we expect the terms of such consent to provide that the original tenant will remain fully liable under the lease unless we release that original tenant from its obligations.
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
Investment Decisions
Our advisor has substantial discretion with respect to the selection of our specific investments, subject to our investment and borrowing policies, and our policies are approved by our board of directors. In pursuing our investment objectives and making investment decisions on our behalf, our advisor evaluates the proposed terms of the investment against all aspects of the transaction, including the condition and financial performance of the asset, the terms of existing leases and the creditworthiness of the tenant, and property location and characteristics. Because the factors considered, including the specific weight we place on each factor, vary for each potential investment, we do not, and are not able to, assign a specific weight or level of importance to any particular factor. Our advisor procures and reviews an independent valuation estimate on each and every proposed investment. In addition, our advisor, to the extent such information is available, considers the following:
•tenant rolls and tenant creditworthiness;
•a property condition report;
•unit level store performance;
•property location, visibility and access;

•age of the property, physical condition and curb appeal;
•neighboring property uses;
•local market conditions including vacancy rates;
•area demographics, including trade area population and average household income; and
•neighborhood growth patterns and economic conditions.
Our advisor also reviews the terms of each existing lease by considering various factors, including:
•rent escalations;
•remaining lease term;
•renewal option terms;
•tenant purchase options;
•termination options;
•scope of the landlord’s maintenance, repair and replacement requirements;
•projected net cash flow yield; and
•projected internal rates of return.
Our board of directors has adopted a policy to prohibit acquisitions from affiliates of our advisor except in limited circumstances. See the section captioned “Conflicts of Interest ” below.
Conditions to Closing Our Acquisitions
 Generally, we condition our obligation to close the purchase of any investment on the delivery and verification of certain documents from the seller or developer, including, where appropriate:
•plans and specifications;
•surveys;
•evidence of marketable title, subject to such liens and encumbrances as are acceptable to our advisor;
•financial statements covering recent operations of properties having operating histories;
•title and liability insurance policies; and
•tenant estoppel certificates.
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
Ownership Structure
Our investments in real estate generally take the form of holding fee title or a long-term leasehold estate. We have acquired, and expect to continue to acquire such interests either directly through our operating partnership or indirectly through limited liability companies, limited partnerships or other entities owned and/or controlled by our operating partnership. We have acquired and may continue to acquire properties by acquiring the entity that holds the desired properties. We also may acquire properties through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with third parties, including the developers of the properties or affiliates of our advisor. See the section captioned “— Joint Venture Investments” below.
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
Our advisor’s officers and key persons may have conflicts of interest in determining which program sponsored by Cole Real Estate Investments should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our advisor’s officers and key persons may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since some or all of our advisor’s officers and key persons will also advise the affiliated co-venturer, agreements and transactions between us and any other Cole-sponsored co-venturer will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture.
We may enter into joint ventures with other real estate programs sponsored by Cole Real Estate Investments, or with our sponsor, our advisor, one or more of our directors, or any of their respective affiliates, only if a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by unaffiliated joint venturers, and the cost of our investment must be supported by a current appraisal of the asset. Development and Construction of Properties
We have invested and may continue to invest in properties on which improvements are to be constructed or completed or which require substantial renovation or refurbishment. We expect that joint ventures would be the exclusive vehicle through which we would invest in build-to-suit properties. Our general policy is to structure them as follows:

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
Other Possible Investments
Although we have invested and expect to continue to invest primarily in real estate, our portfolio may also include other real estate-related investments, such as mortgage, mezzanine, bridge and other loans and securities related to real estate assets, frequently, but not necessarily always, in the corporate sector, to the extent such assets do not cause us to lose our REIT status or cause us to be an investment company under the Investment Company Act. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. Thus, to the extent that our advisor presents us with high quality investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) and do not cause us, our operating partnership or any other subsidiaries to meet the definition of an “investment company” under the Investment Company Act, our portfolio composition may vary from what we initially expect. Our board of directors has broad discretion to change our investment policies in order for us to achieve our investment objectives.
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

We may invest in first, second and third mortgage loans, mezzanine loans, bridge loans, wraparound mortgage loans, construction mortgage loans on real property, and loans on leasehold interest mortgages. However, we will not make or invest in any loans that are subordinate to any mortgage or equity interest of our advisor or any of its or our affiliates. We also may invest in participations in mortgage loans. A mezzanine loan is a loan made in respect of certain real property but is secured by a lien on the ownership interests of the entity that, directly or indirectly, owns the real property. A bridge loan is short term financing, for an individual or business, until permanent or the next stage of financing, can be obtained. Second mortgage and wraparound loans are secured by second or wraparound deeds of trust on real property that is already subject to prior mortgage indebtedness. A wraparound loan is one or more junior mortgage loans having a principal amount equal to the outstanding balance under the existing mortgage loan, plus the amount actually to be advanced under the wraparound mortgage loan. Under a wraparound loan, we would generally make principal and interest payments on behalf of the borrower to the holders of the prior mortgage loans. Third mortgage loans are secured by third deeds of trust on real property that is already subject to prior first and second mortgage indebtedness. Construction loans are loans made for either original development or renovation of property. Construction loans in which we would generally consider an investment would be secured by first deeds of trust on real property for terms of six months to two years. Loans on leasehold interests are secured by an assignment of the borrower’s leasehold interest in the particular real property. These loans are generally for terms of six months to 15 years. The leasehold interest loans are either amortized over a period that is shorter than the lease term or have a maturity date prior to the date the lease terminates. These loans would generally permit us to cure any default under the lease. Mortgage participation investments are investments in partial interests of mortgages of the type described above that are made and administered by third-party mortgage lenders.
In evaluating prospective loan investments, our advisor will consider factors such as the following:

•	the ratio of the investment amount to the underlying property’s value;

•	the property’s potential for capital appreciation;

•	expected levels of rental and occupancy rates;

•	the condition and use of the property;

•	current and projected cash flow of the property;

•	potential for rent increases;

•	the degree of liquidity of the investment;

•	the property’s income-producing capacity;

•	the quality, experience and creditworthiness of the borrower;

•	general economic conditions in the area where the property is located;

•	in the case of mezzanine loans, the ability to acquire the underlying real property; and

•	other factors that our advisor believes are relevant.
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
Our ability to increase our diversification through borrowing may be adversely impacted if banks and other lending institutions reduce the amount of funds available for loans secured by real estate. When interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we have purchased, and may continue to purchase, properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time. To the extent that we do not obtain mortgage loans on our properties, our ability to acquire additional properties will be restricted and we may not be able to adequately diversify our portfolio.
We may not borrow money from any of our directors or from our advisor or its affiliates unless such loan is approved by a majority of the directors not otherwise interested in the transaction (including a majority of the independent directors) as fair, competitive and commercially reasonable and no less favorable to us than a comparable loan between unaffiliated parties. During the year ended December 31, 2012, we did not borrow any funds from affiliates of our advisor. During the year ended December 31, 2011, in connection with the purchase of a $32.9 million property, we entered into a $9.0 million subordinate loan with Series C, LLC ("Series C"), an affiliate of our advisor, which was repaid in full, without premium or penalty, during the year ended December 31, 2012.
Disposition Policies
We intend to hold each property we acquire for an extended period, generally in excess of seven years. Holding periods for other real estate-related investments may vary. Regardless of intended holding periods, circumstances might arise that could cause us to determine to sell an asset before the end of the expected holding period if we believe the sale of the asset would be in the best interests of our stockholders. The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, current tenant rolls and tenant creditworthiness, whether we could apply the proceeds from the sale of the asset to make other investments, whether disposition of the asset would increase cash flow, and whether the sale of the asset would be a prohibited transaction under the Internal Revenue Code or otherwise impact our status as a REIT for federal income tax purposes. The selling price of a property that is net leased will be determined in large part by the amount of rent payable under the lease. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. As of December 31, 2012, we had not sold any properties.
Acquisition of Properties from Affiliates of our Advisor
We may acquire properties or interests in properties from or in co-ownership arrangements with entities affiliated with our advisor, including properties acquired from affiliates of our advisor engaged in construction and development of commercial real properties. We will not acquire any property from an affiliate of our advisor unless a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction determine that the transaction is fair and reasonable to us. The purchase price that we will pay for any property we acquire from affiliates of our advisor, including property developed by an affiliate of our advisor as well as property held by such an affiliate that has already been developed, will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate of our advisor may not exceed the cost of the property to the affiliate, unless a majority of our directors and a majority of our independent directors determine that substantial justification for the excess exists and the excess is reasonable. During the year ended December 31, 2012, we did not purchase any properties from affiliates of our advisor. During the year ended December 31, 2011 we purchased a single tenant office building from Series C.
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
Our officers and affiliates of our advisor will try to balance our interests with the interests of other real estate programs sponsored by Cole Real Estate Investments to whom they owe duties. However, to the extent that these persons take actions that are more favorable to other entities than to us, these actions could have a negative impact on our financial performance and, consequently, on distributions to you and the value of your investment. In addition, our directors, officers and certain of our stockholders may engage for their own account in business activities of the types conducted or to be conducted by our subsidiaries and us.

Our independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise and are authorized to retain independent legal counsel. Furthermore, all of our directors have a fiduciary obligation to act on behalf of our stockholders.
Interests in Other Real Estate Programs and Other Concurrent Offerings
Affiliates of our advisor act as an advisor to, and our executive officers and at least one of our directors act as officers and/or directors of Cole Credit Property Trust, Inc. (“CCPT I”), Cole Credit Property Trust II, Inc. (“CCPT II”), Cole Credit Property Trust III, Inc. (“CCPT III”), Cole Real Estate Income Strategy (Daily NAV), Inc. (“Income NAV”), and/or Cole Credit Property Trust IV, Inc. (“CCPT IV”), all of which are REITs offered, distributed and managed by affiliates of our advisor. In addition, all of these REITs employ our sponsor’s investment strategy, which focuses on single-tenant corporate properties subject to long term net leases to creditworthy tenants, and have acquired or may acquire assets similar to ours. CCPT I, CCPT II, CCPT III and CCPT IV focus primarily on the retail sector, and Income NAV focuses on the retail, office and industrial sectors, while our focus is on the industrial and corporate office sector. Nevertheless, the common investment strategy used by each REIT would permit them to purchase certain properties that may also be suitable for our portfolio.
CCPT I and CCPT II are no longer offering shares for investment and are not currently pursuing the acquisition of additional properties. In the event CCPT I or CCPT II sells one or more of its assets, CCPT I or CCPT II may seek to acquire additional properties, which may be similar to properties in which we invest. On January 22, 2013, CCPT II entered into an Agreement and Plan of Merger with Spirit Realty Capital, Inc., a publicly listed REIT. The transaction is expected to close during the third quarter of 2013. CCPT III is no longer offering shares for investment to the public; however, CCPT III has sold and will continue to issue shares pursuant to its distribution reinvestment plan and continues to invest in real estate. On March 5, 2013, CCPT III, Cole Holdings Corporation (“Holdings”), CREInvestments, LLC (“Holdings Merger Sub”) and Christopher H. Cole (“Mr. Cole”), entered into an Agreement and Plan of Merger (the “Holdings Merger Agreement”). The Holdings Merger Agreement provides for the merger of Holdings with and into Holdings Merger Sub (the “Holdings Merger”) with the Holdings Merger Sub surviving and continuing its existence under the laws of the State of Maryland as a wholly owned subsidiary of CCPT III.  Holdings is wholly owned by Mr. Cole, the chairman of the board, chief executive officer and president of the Company and is an affiliate of the Company's sponsor, the parent company and indirect owner of the Company's advisor and the indirect owner of the Company's property manager and dealer manager. The consummation of the Holdings Merger is subject to various conditions. Upon consummation of the Holdings Merger, CCPT III intends to list its shares of common stock on the New York Stock Exchange.
Income NAV commenced an initial public offering of up to $4.0 billion of shares of common stock in December 2011. CCPT IV's initial public offering of up to 250,000,000 shares of common stock was declared effective by the SEC on January 26, 2012 and it commenced sales of its common stock in the offering on March 1, 2012. CCPT III, CCPT IV and Income NAV are active investors in real estate and real estate-related investments, and the investment objectives and strategies of CCPT III, CCPT IV and Income NAV overlap with our investment objective and strategy, thereby increasing the likelihood of potential acquisitions being appropriate for CCPT III, CCPT IV and Income NAV and for us. We believe Income NAV will be an active investor in real estate and real estate-related investments, and, we anticipate that many investments that will be appropriate for investment by us also will be appropriate for investment by Income NAV.
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
Affiliated Property Manager
Our properties are, and we anticipate that substantially all properties we acquire in the future will be, managed and leased by our property manager, Cole Realty Advisors, Inc. (“Cole Realty Advisors”), an affiliate of our advisor, pursuant to property management and leasing agreements with our subsidiaries that hold title to our properties. We expect Cole Realty Advisors to also serve as property manager for properties owned by other real estate programs sponsored by Cole Real Estate Investments, some of which may be in competition with our properties.
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
In addition, the sale of our shares of common stock in the Offering will result in dealer manager fees to Cole Capital, our dealer manager. Further, our dealer manager may have compensation programs for its registered employees who market and sell the Offering to participating broker-dealers that is different from the compensation programs it has for the marketing and sale of other real estate programs sponsored by Cole Real Estate Investments. These compensation programs may result in Cole Capital's registered employees receiving more compensation for the marketing and sale of the Offering than for the marketing and sale of other programs, or vice versa. Such compensation programs may create a conflict of interest by motivating our dealer manager's registered employees to promote certain real estate programs sponsored by Cole Real Estate Investments over others.
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
We may reimburse CCI Advisors and its affiliates for expenses incurred in connection with its provision of administrative, acquisition, property management, asset management, financing, accounting and investor relation services, including personnel costs, subject to certain limitations. We did not incur any advisory fees or operating expense reimbursements during the years ended December 31, 2012 and 2011 as CCI Advisors agreed to waive its rights to these fees and expense reimbursements during such periods.
Insurance
See sections captioned “Acquisition and Investment Policies — Description of Leases” and “Environmental Matters.”

Reportable Segments
We operate on a consolidated basis in our commercial properties segment. See Note 2 to our consolidated financial statements in this Annual Report on Form 10-K.
Competition
As we purchase properties, we are in competition with other potential buyers for the same properties and may have to pay more to purchase the property than if there were no other potential acquirers or we may have to locate another property that meets our investment criteria. Although our properties are currently 100% leased and we intend to acquire properties subject to existing leases, the leasing of real estate is highly competitive in the current market, and we may continue to experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we may also be in competition with sellers of similar properties to locate suitable purchasers for our properties.
Concentration of Credit Risk
As of December 31, 2012, we had cash on deposit, including restricted cash, at three financial institutions, one of which had deposits in excess of federally insured levels, totaling $6.6 million; however, we have not experienced any losses in such accounts. We limit significant cash deposits to accounts held by financial institutions with high credit standing; therefore, we believe we are not exposed to any significant credit risk on our cash deposits.
As of December 31, 2012, Amazon.com.dedc, LLC, Compass Group USA, Inc. and Medtronic, Inc., accounted for 18%, 17% and 11%, respectively, of our 2012 gross annualized rental revenues. We also had certain geographic concentrations in our property holdings. In particular, as of December 31, 2012, one of our properties was located in North Carolina and two were located in South Carolina, which accounted for 22% and 21%, respectively, of our 2012 gross annualized rental revenues. In addition, we had tenants in the other professional services (includes tenants who provide food services, insurance and risk management services), wholesale and manufacturing industries, which comprised 27%, 24% and 21%, respectively, of our 2012 gross annualized rental revenues.
Litigation
In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on our results of operations, financial condition or liquidity.
Environmental Matters
In connection with the ownership and operation of real estate, we potentially may be liable for costs and damages related to environmental matters. In addition, we may acquire certain properties that are subject to environmental remediation. We carry environmental liability insurance on our properties that will provide limited coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. We are not aware of any environmental matters which we believe will have a material effect on our results of operations, financial condition or liquidity. See “— Conditions to Closing Our Acquisitions” for a description of the steps we may take to ensure environmental compliance in the properties we acquire.
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
Risks Related to an Investment in Cole Corporate Income Trust, Inc.
We are considered to be a “blind pool,” and investors will not have the opportunity to evaluate our future investments before we make them. For this and other reasons, an investment in our shares is speculative.
Since we currently have not identified all of the properties that we may purchase with future offering proceeds, the Offering is a “blind pool.” You will not be able to evaluate the economic merit of our future investments until after such investments have been made. As a result, an investment in our shares is speculative.
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
Our share redemption program includes numerous restrictions that limit your ability to sell your shares. Generally, you must have held your shares for at least one year in order to participate in our share redemption program. Subject to funds being available, we will further limit the number of shares redeemed pursuant to our share redemption program as follows: (1) we will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemption is being paid (provided, however, that while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, shares subject to a redemption requested upon the death of a stockholder will not be subject to the percentage cap); and (2) funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under our DRIP. In an effort to accommodate redemption requests throughout the calendar year, we intend to limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter (provided, however, that while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, shares subject to a redemption requested upon the death of a stockholder will not be subject to the percentage cap), and funding for redemptions for each quarter generally will be limited to the net proceeds we receive from the sale of shares in the respective quarter under our DRIP; however, our board of directors may waive these quarterly limitations in its sole discretion, subject to the 5% cap on the number of shares we may redeem during the respective trailing 12 month period. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12 month period. Our board of directors may amend the terms of, suspend, or terminate our share redemption program without stockholder approval upon 30 days prior written notice or reject any request for redemption. These restrictions severely limit your ability to sell your shares should you require liquidity, and limit your ability to recover the value invested or the fair market value of your shares.
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
We have paid, and may continue to pay, some or all of our distributions from sources other than cash flow from operations, which may reduce the amount of capital we ultimately invest in real estate and may negatively impact the value of your investment.
To the extent that cash flow from operations is insufficient to make distributions to our stockholders, we have paid, and may continue to pay, some or all of our distributions from sources other than cash flows from operations. Such sources may include borrowings, proceeds from asset sales or the sale of our securities in this or future offerings. We have no limits on the amounts we may pay from sources other than cash flows from operations.
For the year ended December 31, 2011, we paid $214,000 in distributions, 100% of which was paid using net cash provided by operating activities. For the year ended December 31, 2012, net cash provided by operating activities was insufficient to fully cover our distributions. As a result, of the $3.9 million in distributions paid for such period, $219,000, or 6%, was paid using net cash provided by operating activities from the prior year, and $3.7 million, or 94%, was paid using proceeds from the issuance of common stock. As of December 31, 2012, cumulative since inception, we have paid $4.2 million in distributions, of which $433,000, or 10%, was paid from net cash provided by operating activities and $3.7 million, or 90%, was paid using proceeds from the issuance of common stock.
Net cash used in operating activities of $2.2 million for the year ended December 31, 2012 and net cash provided by operating activities of $433,000 for the year ended December 31, 2011, have been reduced by $6.2 million and $719,000, respectively, of real estate acquisition related costs expensed in accordance with Accounting Standards Codification 805, Business Combinations. We treat our real estate acquisition related expenses as funded by the proceeds from the Offering of our shares. Therefore, for consistency, real estate acquisition related expenses are treated in the same manner (i.e., as funded by the proceeds of the Offering of our shares) in describing the sources of distributions above, to the extent that distributions paid exceed net cash provided by operating activities. The payment of distributions from sources other than cash provided by operating activities may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds, and may cause subsequent investors to experience dilution. This may negatively impact the value of your investment.
Because we have paid and may continue to pay distributions from sources other than our cash flows from operations, distributions at any point in time may not reflect the current performance of our properties or our current operating cash flows.
Our organizational documents permit us to make distributions from any source, including the sources described in the risk factor above. Because the amount we pay out in distributions has and may exceed our cash flow from operations, distributions may not reflect the current performance of our properties or our current operating cash flows. To the extent distributions exceed cash flow from operations, distributions may be treated as a return of your investment and could reduce your basis in our stock. A reduction in a stockholder’s basis in our stock could result in the stockholder recognizing more gain upon the disposition of his or her shares, which in turn could result in greater taxable income to such stockholder.
We may suffer from delays in locating suitable investments, which could adversely affect our ability to pay distributions to you and the value of your investment.
We could suffer from delays in locating suitable investments, particularly if the capital we raise in the Offering outpaces our advisor’s ability to identify potential investments and/or close on acquisitions. Delays we encounter in the selection and acquisition of income-producing properties likely would adversely affect our ability to pay distributions to you and/or the value of your overall returns. The large size of our offering, coupled with competition from other real estate investors, increase the risk of delays in investing our net offering proceeds. Our stockholders should expect to wait at least several months after the closing of a property acquisition before receiving cash distributions attributable to that property. If our advisor is unable to identify suitable investments, we will hold the proceeds we raise in our offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments, which would provide a significantly lower return to us than the return we expect from our investments in real estate.
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
We are dependent upon the net proceeds of our offering to conduct our proposed activities. As such, our ability to implement our business strategy is dependent, in part, upon our dealer manager and participating broker-dealers to successfully conduct our offering and our investors, rather than us, will incur the bulk of the risk if we are unable to raise substantial funds. Our offering is being made on a “best efforts” basis, whereby our dealer manager and the broker-dealers participating in the Offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. In addition, the broker-dealers participating in our offering also may be participating in the offerings of competing REIT products, some of which may have a focus that is nearly identical to our focus, and the participating broker-dealers could emphasize such competing products to their retail clients. As a result, we do not know the amount of proceeds that will be raised in the Offering, which may be substantially less than the amount we would need to achieve a broadly diversified portfolio of real estate and real estate-related investments.
If we are unable to raise substantial proceeds from the Offering, we will make fewer investments, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. In addition, our fixed operating expenses, as a percentage of gross income, would be higher, and our financial condition and ability to pay distributions could be adversely affected if we are unable to raise substantial funds in our offering and invest in a diverse portfolio of real estate and real estate-related investments.
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
Our success depends to a significant degree upon the contributions of certain executive officers and other key personnel of our advisor, each of whom would be difficult to replace. We cannot guarantee that all of these key personnel, or any particular person, will remain affiliated with us, our sponsor and/or our advisor. If any of our key personnel were to cease their affiliation with our advisor, our operating results could suffer. Further, we currently do not separately maintain key person life insurance on Mr. Cole or any other person and we may not do so in the future. We believe that our future success depends, in large part, upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that our sponsor or advisor will be successful in attracting and retaining such skilled personnel. If our advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.
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

•
the possibility that an individual co-owner might not have adequate liquid assets to make cash advances that may be required in order to fund operations, maintenance and other expenses related to the property, which could result in the loss of current or prospective tenants and otherwise adversely affect the operation and maintenance of the property, could cause a default under the mortgage loan financing documents applicable to the property and result in late charges, penalties and interest, and could lead to the exercise of foreclosure and other remedies by the lender;

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
Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and investor relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that our financial results, operations, business relationships or confidential information will not be negatively impacted by such an incident.
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
A number of other real estate programs sponsored by Cole Real Estate Investments use investment strategies that are similar to ours, therefore our executive officers and the officers and key personnel of our advisor and its affiliates may face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor.
Our sponsor currently has simultaneous offerings of funds that have a substantially similar mix of fund characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms. As a result, we may be seeking to acquire properties and other real estate-related investments at the same time as one or more of the other real estate programs sponsored by Cole Real Estate Investments managed by officers and key personnel of our advisor and/or its affiliates, and these other real estate programs sponsored by Cole Real Estate Investments may use investment strategies and have investment objectives that are similar to ours. Our executive officers and the executive officers of our advisor also are the executive officers of other REITs sponsored by Cole Real Estate Investments and/or their advisors, the general partners of partnerships sponsored by Cole Real Estate Investments and/or the advisors or fiduciaries of other real estate programs sponsored by Cole Real Estate Investments. There is a risk that our advisor’s allocation of investment properties may result in our acquiring a property that provides lower returns to us than a property purchased by another real estate program sponsored by Cole Real Estate Investments. In addition, we have acquired, and may continue to acquire, properties in geographic areas where other real estate programs sponsored by Cole Real Estate Investments own properties. If one of the other real estate programs sponsored by Cole Real Estate Investments attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Similar conflicts of interest may arise if our advisor recommends that we make or purchase mortgage loans or participations in mortgage loans, since other real estate programs sponsored by Cole Real Estate Investments may be competing with us for these investments.
Our officers face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to you.
Each of our executive officers, including Mr. Cole, who also serves as the chairman of our board of directors, also is an officer of other real estate programs sponsored by Cole Real Estate Investments and of one or more entities affiliated with our advisor. As a result, these individuals have fiduciary duties to both us and our stockholders and these other entities and their stockholders, members and limited partners. These fiduciary duties to such other entities and persons may create conflicts with the fiduciary duties that they owe to us and our stockholders. There is a risk that their loyalties to these other entities could result in actions or inactions that are detrimental to our business and violate their fiduciary duties to us and our stockholders, which could harm the implementation of our investment strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the investment in or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates of our advisor, (6) compensation to our advisor and its affiliates, and (7) our relationship with, and compensation to, our dealer manager. If we do not successfully implement our investment strategy, we may be unable to maintain or increase the value of our assets and our operating cash flows and ability to pay distributions could be adversely affected.
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
Under our charter, we are permitted to acquire properties from affiliates of our advisor, provided, that any and all acquisitions from affiliates of our advisor must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction as being fair and reasonable to us and at a price to us that is no greater than the cost of the property to the affiliate of our advisor, unless a majority of the independent directors determine that there is substantial justification for any amount that exceeds such cost and that the difference is reasonable. In no event will we acquire a property from an affiliate of our advisor if the cost to us would exceed the property’s current appraised value as determined by an independent appraiser. In the event that we acquire a property from an affiliate of our advisor, we may be foregoing an opportunity to acquire a different property that might be more advantageous to us. In addition, under our charter, we are permitted to borrow funds from affiliates of our advisor, including our sponsor, provided, that any such loans from affiliates of our advisor must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction as fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties. Under our charter, we are also permitted to sell and lease our assets to affiliates of our advisor, and we have not established a policy that specifically addresses how we will determine the sale or lease price in any such transaction. Any such sale or lease transaction would be subject to our general policy that governs all transactions with entities affiliated with our advisor. To the extent that we acquire any properties from affiliates of our advisor, borrow funds from affiliates of our advisor or sell or lease our assets to affiliates of our advisor, such transactions could result in a conflict of interest.
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
Since Mr. Cole and his affiliates control our advisor and the advisors to other real estate programs sponsored by Cole Real Estate Investments, agreements and transactions between or among the parties with respect to any joint venture or other co-ownership arrangement will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers or co-owners, which may result in the co-venturer or co-owner receiving benefits greater than the benefits that we receive. We have adopted certain procedures for dealing with potential conflicts of interest as described in the section captioned “Conflicts of Interest” of Item 1. Business.
Risks Related to Our Corporate Structure
Payment of fees and reimbursements to our dealer manager, and our advisor and its affiliates, reduces cash available for investment.
We pay Cole Capital Corporation, our dealer manager, up to 9% of the gross proceeds of our primary offering in the form of selling commissions and a dealer manager fee, most of which is reallowed to participating broker-dealers. We also reimburse our advisor and its affiliates for up to 1.5% of our gross offering proceeds, including proceeds from sales of shares under our DRIP, for other organization and offering expenses. Such payments reduce the amount of cash we have available to invest in properties and result in a lower total return to our stockholders than if we were able to invest 100% of the gross proceeds from our offering in properties. Moreover, dealer manager fees and selling commissions are included in the $10.00 per share offering price, therefore our offering price does not, and is not intended to, reflect our net asset value. In addition, we intend to pay substantial fees to our advisor and its affiliates for the services they perform for us. The payment of these fees reduces the amount of cash available for investment in properties.
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
Under its Control Share Acquisition Act, Maryland law also provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by the corporation’s disinterested stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by interested stockholders, that is, by the acquirer, or officers of the corporation or employees of the corporation who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock that would entitle the acquirer, except solely by virtue of a revocable proxy, to exercise voting control in electing directors within specified ranges of voting control. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by Cole Capital Advisors, Inc. or any affiliate of Cole Capital Advisors, Inc. This statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than our advisor or any of its affiliates.

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
In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if tenants of our properties become concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio. As of December 31, 2012, one of our properties was located in North Carolina and two were located in South Carolina, which accounted for 22% and 21%, respectively, of the Company’s 2012 gross annualized rental revenues. In addition, our tenants in the other professional services, wholesale and manufacturing industries comprised of 27%, 24% and 21%, respectively, of our 2012 gross annualized rental revenues.
If a major tenant declares bankruptcy, we may be unable to collect balances due under relevant leases, which could have a material adverse effect on our financial condition and ability to pay distributions to you.
We may experience concentration in one or more tenants. Any of our tenants, or any guarantor of one of our tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. Such a bankruptcy filing would bar us from attempting to collect pre-bankruptcy debts from the bankrupt tenant or its properties unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If we assume a lease, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim would be capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only in the event funds were available, and then only in the same percentage as that realized on other unsecured claims.

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
The current market environment may adversely affect our operating results, financial condition and ability to pay distributions to our stockholders.
The global financial markets have undergone pervasive and fundamental disruptions since mid-2007. The disruptions in the global financial markets had an adverse impact on the availability of credit to businesses generally. To the extent that the global economic recession continues and/or intensifies, it has the potential to materially adversely affect the value of our properties and other investments we make, the availability or the terms of financing that we may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due, and/or, for our leased properties, the ability of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. If the current market environment was to persist or worsen or the global disruptions were to adversely affect the recovery of U.S. financial markets it could affect our operating results and financial condition as follows:
Debt Market - Since 2010, the volume of mortgage lending for commercial real estate has been increasing and lending terms have improved and continue to improve; however the real estate debt markets could begin experiencing increasing volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies. Should overall borrowing costs increase, either by increases in the index rates or by increases in lender spreads, our operations may generate lower returns. In addition, dislocations in the debt markets could reduce the amount of capital that is available to finance real estate, which, in turn: (1) limits the ability of real estate investors to make new acquisitions and to potentially benefit from reduced real estate values or to realize enhanced returns on real estate investments; (2) could slow real estate transaction activity; and (3) may result in an inability to refinance debt as it becomes due. In addition, deterioration in the state of the debt markets could have a material adverse impact on the overall amount of capital being invested in real estate, which may result in price or value decreases of real estate assets and impact our ability to raise equity capital. In addition, the failure of any lending source with which we entered, or enter, into a credit facility or line of credit would adversely affect our ability to meet our obligations if we were unable to replace the funding source.
Real Estate Market - The global economic recession caused commercial real estate values to decline substantially. The U.S. commercial real estate markets began a recovery in 2010 which has continued through 2012. However, if the global recession were to persist or worsen, or it were to affect the U.S. financial markets, there may be uncertainty in the valuation, or in the stability of the value, of the properties we own or may acquire that could result in a substantial decrease in the value of our properties. Consequently, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge in earnings.
Government Intervention - The disruptions in the global financial markets have led to extensive and unprecedented government intervention. Although the government intervention is intended to stimulate the flow of capital and to strengthen the U.S. economy in the short term, it is impossible to predict the actual effect of the government intervention and what effect, if any, additional interim or permanent governmental intervention may have on the financial markets and/or the effect of such intervention on us.
 The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.
We have diversified, and expect to continue to diversify our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation only insures amounts up to $250,000 per depositor per insured bank for interest bearing accounts. We likely will have cash and cash equivalents and restricted cash deposited in interest bearing accounts in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we deposit funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of your investment.
If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.
Generally, each of our tenants is responsible for insuring its goods and premises and, in some circumstances, may be required to reimburse us for a share of the cost of acquiring comprehensive insurance for the property, including casualty, liability, fire and extended coverage customarily obtained for similar properties in amounts that our advisor determines are sufficient to cover reasonably foreseeable losses. Tenants of single-user properties leased on a triple net basis typically are required to pay all insurance costs associated with those properties. Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.
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
We may enter into one or more contracts, either directly or indirectly through joint ventures with other programs sponsored by Cole Real Estate Investments or others, to acquire real property from a development company that is engaged in construction and development of commercial real properties. Properties acquired from a development company may be either existing income-producing properties, properties to be developed or properties under development. We anticipate that we will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties. In the case of properties to be developed by a development company, we anticipate that we will be required to close the purchase of the property upon completion of the development of the property. At the time of contracting and the payment of the earnest money deposit by us, the development company typically will not have acquired title to any real property. Typically, the development company will only have a contract to acquire land, a development agreement to develop a building on the land and an agreement with one or more tenants to lease all or part of the property upon its completion. We may enter into such a contract with the development company even if at the time we enter into the contract, we have not yet raised sufficient proceeds in our offering to enable us to close the purchase of such property. However, we may not be required to close a purchase from the development company, and may be entitled to a refund of our earnest money, in the following circumstances:

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
All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid hazardous materials, and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent such property or to use such property as collateral for future borrowing. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our properties may be affected by our tenants' operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations that we may be required to comply with, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions to you and may reduce the value of your investment.
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
Recently, the U.S. Financial Accounting Standards Board (the FASB) and the International Accounting Standards Board (the IASB) initiated a joint project to develop new guidelines to lease accounting. The FASB and IASB (collectively, the “Boards”) recently issued exposure drafts (the “Exposure Drafts”), which propose substantial changes to the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation would be recorded on the tenant’s balance sheet for all lease arrangements. In addition, the Exposure Drafts could impact the method in which contractual lease payments would be recorded. In order to mitigate the effect of the proposed lease accounting, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms, which would generally have less impact on tenant balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk, a delay in investing our offering proceeds, or shorter lease terms, all of which may negatively impact our operations and our ability to pay distributions to you.
The Exposure Drafts do not include a proposed effective date, are still being deliberated, and are subject to change. The Boards intend to complete their deliberations and publish a revised exposure draft during the first half of 2013; however a final standard is not expected to be issued until 2013 or 2014.
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
Legislative or regulatory action with respect to taxes could adversely affect the returns to our investors.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect their taxation. Such changes could have an adverse effect on an investment in our stock or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in our stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.
Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005 and an extension of that legislation by the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. One of the changes effected by that legislation generally reduced the maximum tax rate on qualified dividends paid by corporations to individuals to 15.0% through 2012. On January 3, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, extending such 15.0% qualified dividend rate for 2013 and subsequent taxable years for those unmarried individuals with income under $400,000 and for married couples with income under $450,000. For those with income above such thresholds, the qualified dividend rate is 20.0%. REIT distributions, however, generally do not constitute qualified dividends and consequently are not eligible for this reduced maximum tax rate. Therefore, our stockholders will pay federal income tax on our distributions (other than capital gains dividends or distributions which represent a return of capital for tax purposes) at the applicable “ordinary income” rate, the maximum of which is currently 39.6%. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to you, and we thus expect to avoid the “double taxation” to which other corporations are typically subject.
Although REITs continue to receive substantially better tax treatment than entities taxed as corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our stockholders’ best interest.
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
If you that are investing the assets of a pension, profit-sharing, 401(k), Keogh or other qualified retirement plan or the assets of an IRA in our common stock, you should satisfy yourself that, among other things:

•	your investment is consistent with your fiduciary obligations under ERISA and the Internal Revenue Code;

•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan’s investment policy;

•	your investment satisfies the prudence and diversification requirements of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	your investment will not impair the liquidity of the plan or IRA;

•	your investment will not produce UBTI for the plan or IRA;

•	you will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.
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
None.

ITEM 2. PROPERTIES
As of December 31, 2012, we owned 13 properties comprising approximately 3.2 million rentable square feet of commercial space located in nine states. As of December 31, 2012, 100% of the rentable square feet was leased, with a weighted average remaining lease term of 10.8 years and annualized gross rental revenue of $24.5 million. As of December 31, 2012, we had outstanding debt of $162.5 million, secured by certain properties in our portfolio and their related tenant leases on which the debt was placed.
Property Statistics
The following table shows the tenant diversification of our real estate assets, based on gross annualized rental revenue, as of December 31, 2012:

				Percentage of
	Total	Leased	2012	2012
	Number	Square	Gross Annualized	Gross Annualized
Tenant	of Leases	Feet	Rental Revenue	Rental Revenue
Amazon.com.dedc, LLC	1	1,016,110	$4,369,999	18%
Compass Group USA, Inc.	2	226,657	4,131,179	17%
Medtronic, Inc.	1	145,025	2,755,475	11%
United Launch Alliance, LLC	1	167,917	2,486,045	10%
Elizabeth Arden, Inc.	1	399,182	1,840,190	8%
The Toro Company	1	450,139	1,592,560	6%
Aon Corporation	1	222,717	1,554,335	6%
HSS Systems, LLC	1	94,137	1,371,105	6%
FedEx Ground Package System, Inc.	1	150,300	906,427	4%
Lend Lease (US) Construction, Inc.	1	39,921	888,745	3%
Other	5	284,767	2,624,579	11%
	16	3,196,872	$24,520,639	100%
The following table shows the tenant industry diversification of our real estate assets, based on gross annualized rental revenue, as of December 31, 2012:

				Percentage of
	Total	Leased	2012	2012
	Number	Square	Gross Annualized	Gross Annualized
Industry	of Leases	Feet	Rental Revenue	Rental Revenue
Other professional services	4	489,295	$6,574,259	27%
Wholesale	2	1,466,249	5,962,559	24%
Manufacturing	3	627,143	5,080,524	21%
Healthcare	2	239,162	4,126,580	16%
Logistics	2	190,710	1,210,618	5%
Automotive	2	166,852	1,147,305	5%
Government and non-profit	1	17,461	418,794	2%
	16	3,196,872	$24,520,639	100%

The following table shows the geographic diversification of our real estate assets, based on gross annualized rental revenue, as of December 31, 2012:

				Percentage of
	Total	Rentable	2012	2012
	Number of	Square	Gross Annualized	Gross Annualized
Location	Properties	Feet	Rental Revenue	Rental Revenue
North Carolina	1	284,039	$5,438,718	22%
South Carolina	2	1,076,154	5,124,288	21%
Texas	2	239,162	4,126,580	17%
Colorado	2	292,977	3,201,351	13%
Illinois	2	263,127	1,858,525	8%
Virgina	1	399,182	1,840,190	7%
Iowa	1	450,139	1,592,560	6%
Utah	1	150,300	906,427	4%
Ohio	1	41,792	432,000	2%
	13	3,196,872	$24,520,639	100%
Leases
Although there are variations in the specific terms of the leases of our properties, the following is a summary of the general structure of our current leases. Generally, the leases of the properties owned provide for initial terms of 10 or more years, and provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term. Certain leases also provide that in the event we wish to sell the property subject to that lease, we first must offer the lessee the right to purchase the property on the same terms and conditions as any offer which we intend to accept for the sale of the property. The properties are generally leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance, while certain of the leases require us to maintain the roof and structure of the building. Additionally, certain leases provide for increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume.
The following table shows lease expirations of our real estate portfolio, as of December 31, 2012, during each of the next ten years and thereafter, assuming no exercise of renewal options:

	Total		2012 Gross	Percentage of
	Number	Rentable	Annualized	2012 Gross
	of Leases	Square Feet	Rental Revenue	Annualized
Year of Lease Expiration	Expiring	Expiring	Expiring	Rental Revenue
2013	—	—	$—	—%
2014	—	—	—	—%
2015	—	—	—	—%
2016	1	17,461	418,794	2%
2017	1	39,921	888,745	3%
2018	—	—	—	—%
2019	—	—	—	—%
2020	1	145,025	2,755,475	11%
2021	—	—	—	—%
2022	6	736,907	7,504,199	31%
Thereafter	7	2,257,558	12,953,426	53%
	16	3,196,872	$24,520,639	100%

Credit Facility and Notes Payable Information
As of December 31, 2012, we had $162.5 million of debt outstanding, consisting of $22.4 million in fixed rate mortgage loans (the “Fixed Rate Debt”) and $140.1 million outstanding under a secured revolving credit facility (the “Credit Facility”) with Bank of America as administrative agent (the "Credit Agreement"). The Fixed Rate Debt has annual interest rates ranging from 4.50% to 4.65%, with a weighted average annual interest rate of 4.62%, and various maturity dates ranging from July 2016 through June 2019. The Credit Facility has a weighted average interest rate of 4.29% and a maturity date of November 29, 2015. The Credit Facility allows borrowings up to $150.0 million, and subsequent to December 31, 2012, we exercised an accordion feature and increased the maximum allowable borrowings up to $400.0 million. The combined weighted average interest rate was 4.34% and the weighted average remaining term was 3.1 years as of December 31, 2012. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the total debt outstanding was $292.8 million as of December 31, 2012. See Note 6 to our consolidated financial statements in this Annual Report on Form 10-K for additional terms of the Credit Facility.
The Credit Agreement and certain notes payable contain customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements and dividend payout and REIT status requirements. Based on the Company’s analysis and review of its results of operations and financial condition, the Company believes it was in compliance with the covenants of the Credit Facility as of December 31, 2012.

ITEM 3.	LEGAL PROCEEDINGS
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
Market Information
As of March 25, 2013, we had approximately 28.7 million shares of common stock outstanding, held by a total of 7,328 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our registrar and transfer agent.
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
Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop. To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Internal Revenue Code or an individual retirement account or annuity described in Section 408 of the Internal Revenue Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we intend to provide reports of the per share estimated value of our common stock to those fiduciaries who request such reports. In addition, in order for FINRA members and their associated persons to participate in the offering and sale of our shares of common stock, we are required pursuant to FINRA Rule 5110(f)(2)(m) to disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which is was developed and the date of the data used to develop the estimated value. For these purposes, the deemed value of our common stock is $10.00 per share as of December 31, 2012. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $10.00 per share if a market did exist. Until the later of 18 months after the termination of the Offering or the termination of any subsequent offering of our shares, we intend to use the most recent offering as the per share estimated value. Beginning 18 months after the last offering of shares, the value of the properties and other assets will be based on valuations of either our properties or us as a whole, whichever valuation method our board of directors determines to be appropriate, which may include independent valuations of our properties or of our enterprise as a whole.
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
During the term of the Offering, and until such time as our board of directors determines a reasonable estimate of the value of our shares, the redemption price per share (other than for shares purchased pursuant to our DRIP) will depend on the price paid for the shares and the length of time the stockholder has held such shares as follows: after one year from the purchase date, 95% of the amount paid for each share; after two years from the purchase date, 97.5% of the amount paid for each share; and after three years from the purchase date, 100% of the amount paid for each share. During this time period, the redemption price for shares purchased pursuant to our DRIP will be the amount paid for such shares. (In each case, the redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). Accordingly, the redemption price will reflect a stockholder’s reduced purchase price if such stockholder received discounted or waived selling commissions and/or a waived dealer manager fee. At any time we are engaged in an offering of our shares, the per share price for shares purchased under our redemption program will always be equal to or lower than the applicable per share offering price.
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
In determining the redemption price, we consider shares to have been redeemed from a stockholder's account on a first in first out basis. Our board of directors will announce any redemption price adjustment and the time period of its effectiveness as a part of its regular communications with our stockholders. If we have sold property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales subsequent to the establishment of the Estimated Share Value, the per share redemption price will be reduced by the net sale proceeds per share distributed to investors prior to the redemption date. Our board of directors will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While our board of directors does not have specific criteria for determining a special distribution, we expect that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds. In no event will the Estimated Share Value established for purposes of our share redemption program exceed the then-current estimated share value established for purposes of our DRIP.
Upon receipt of a request for redemption, we may conduct a Uniform Commercial Code search to ensure that no liens are held against the shares. We will not redeem any shares subject to a lien. Any costs in conducting the Uniform Commercial Code search will be borne by us.
We may waive the one-year holding period requirement upon request due to a stockholder’s death or bankruptcy or other exigent circumstances as determined by our advisor. In the event of the death of a stockholder, we must receive notice from the stockholder’s estate within 270 days after the stockholder’s death. In addition, in the event that a stockholder redeems all of their shares, any shares that were purchased pursuant to our DRIP will be excluded from the one-year holding requirement. Also, for purposes of the one-year-holding period, limited partners of our operating partnership who exchanged their limited partnership units for shares of our common stock will be deemed to have owned their shares as of the date our operating partnership’s units were issued. Shares redeemed in connection with a stockholder’s death, during the term of the Offering and until such time as our board of directors determines a reasonable estimated value of our shares, will be redeemed at a purchase price equal to 100% of the amount actually paid for the shares. Shares redeemed in connection with a stockholder’s death, after such time as our board of directors has determined a reasonable estimated value of our shares, will be redeemed at a purchase price per share equal to 100% of the Estimated Share Value. Shares redeemed in connection with a stockholder’s bankruptcy or other exigent circumstance within one year from the purchase date will be redeemed at a price per share equal to the price per share we would pay had the stockholder held the shares for one year from the purchase date.
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
Our board of directors may choose to amend, suspend or terminate our share redemption program at any time upon 30 days’ notice to our stockholders. Additionally, we will be required to discontinue sales of shares under our DRIP on the earlier of February 10, 2014, which is three years from the effective date of the Offering, or the date we sell all of the shares registered for sale under our DRIP, unless we file a new registration statement with the Securities and Exchange Commission and applicable states. Because the redemption of shares will be funded with the net proceeds we receive from the sale of shares under our DRIP, the discontinuance or termination of our DRIP will adversely affect our ability to redeem shares under the share redemption program. We will notify our stockholders of such developments (1) in our next annual or quarterly report or (2) by means of a separate mailing, accompanied by disclosure in a current or periodic report under the Exchange Act. During the Offering, we would also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under federal securities laws.
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
During the year ended December 31, 2012, we redeemed 750 shares under our share redemption program, at an average redemption price of $10.00 per share. During the year ended December 31, 2011, we did not redeem any shares under our share redemption program. During the years ended December 31, 2012 and 2011, we issued 208,454 and 13,863 shares of common stock under our DRIP, respectively, for proceeds of $2.0 million and $132,000, respectively, which was recorded as redeemable common stock on the consolidated balance sheets, net of redeemed shares. As of December 31, 2012, the Company had received valid redemption requests for 23,105 shares, which were redeemed in full subsequent to December 31, 2012 for $228,500  ($9.89 average per share price). The Company had not received any redemption requests as of December 31, 2011. Changes in the amount of redeemable common stock from period to period are recorded as an adjustment to capital in excess of par value. See the section titled “Share Redemptions” in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation” appearing elsewhere in this Annual Report on Form 10-K, and Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for additional share redemption information.

Distributions
We elected to be taxed and qualified as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2011. As a REIT, we have made, and intend to continue to make, distributions each taxable year equal to at least 90% of our taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). One of our primary goals is to pay regular (monthly) distributions to the Company’s stockholders.
For federal income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain distributions, or nontaxable distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a nontaxable return of capital, reducing the tax basis in each U.S. stockholder’s shares.  In addition, the amount of distributions in excess of U.S. stockholders’ tax basis in their shares will be taxable as a capital gain realized from the sale of those shares.
The following table shows the character of the distributions we paid on a per share basis during the year ended December 31, 2012 (in thousands, except per share data):

	Total	Distributions Paid	Nontaxable	Ordinary
	Distributions Paid	per Common Share	Distributions	Dividends
2012	$3,942	$0.51	$0.29	$0.22
2011	$214	$0.48	$0.46	$0.02
Use of Public Offering Proceeds
We registered 300,000,000 shares of our common stock in the Offering (SEC File no. 333-166447, effective February 10, 2011), of which we registered 250,000,000 shares at $10.00 per share to be offered to the public and 50,000,000 shares offered to our investors pursuant to our DRIP at $9.50 per share, for an aggregate offering price of $2.98 billion. Additionally, as of December 31, 2012, we were authorized to issue 10,000,000 shares of preferred stock, but had none issued or outstanding.
On June 28, 2011, the Company issued the initial 370,727 shares in the Offering and commenced principal operations. As of December 31, 2012, the Company had issued approximately 16.8 million shares of its common stock in the Offering for gross offering proceeds of $167.8 million before offering costs and selling commissions of $17.1 million.
As of March 25, 2013, we had issued approximately 28.7 million shares in the Offering for gross offering proceeds of $286.4 million.

ITEM 6.	SELECTED FINANCIAL DATA
The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected financial data (in thousands, except share and per share amounts) presented below was derived from our consolidated financial statements.

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011

Balance Sheet Data:
Total investment in real estate assets, net	$294,086	$33,845
Cash and cash equivalents	$12,188	$1,881
Total assets	$311,292	$37,473
Credit facility and notes payable	$162,453	$18,000
Note payable to affiliates	$—	$4,696
Acquired below market lease intangibles, net	$4,199	$1,518
Redeemable common stock	$2,105	$132
Stockholders’ equity	$137,279	$10,847
Operating Data:
Total revenue	$7,472	$1,843
General and administrative expenses	$965	$472
Property operating expenses	$1,738	$368
Acquisition related expenses	$6,196	$719
Depreciation and amortization	$2,531	$643
Operating loss	$(3,958)	$(359)
Interest expense	$(1,394)	$(791)
Net loss	$(5,301)	$(1,143)
Cash Flow Data:
Net cash (used in) provided by operating activities	$(2,171)	$433
Net cash used in investing activities	$(259,738)	$(33,230)
Net cash provided by financing activities	$272,216	$34,478
Per Common Share Data:
Net loss - basic and diluted	$(0.73)	$(2.54)
Distributions declared per common share	$0.65	$0.64
Weighted average shares outstanding - basic and diluted	7,260,959	450,165

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
 Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property indebtedness, and acquisition and operating expenses. Rental and other property income accounted for 78% and 80% of total revenue for the years ended December 31, 2012 and 2011, respectively. As 100% of our rentable square feet was under lease as of December 31, 2012, with a weighted average remaining lease term of 10.8 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenants’ financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
As of December 31, 2012, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, was 55%. As we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any new indebtedness used to acquire such properties. We may manage our risk of changes in real estate prices on future property acquisitions, when applicable, by entering into purchase agreements and loan commitments simultaneously so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with our future property acquisitions, when applicable, or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.
Recent Market Conditions
Beginning in late 2007, domestic and international financial markets experienced significant disruptions that were brought about in large part by challenges in the world-wide banking system. These disruptions severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Since 2010, the volume of mortgage lending for commercial real estate has been increasing, and lending terms have improved and they continue to improve; however, such lending activity continues to be significantly less than previous levels. Although lending market conditions have improved, certain factors continue to negatively affect the lending environment, including the sovereign credit issues of certain countries in the European Union. We have experienced, and may continue to experience, more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance our debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by utilizing borrowings on our $150.0 million Credit Facility, which subsequent to December 31, 2012 was increased to $400.0 million, and considering alternative lending sources, including the securitization of debt, utilizing fixed rate loans, short-term variable rate loans, assuming existing mortgage loans in connection with property acquisitions, or entering into interest rate lock or swap agreements, or any combination of the foregoing.

The economic downturn led to high unemployment rates and a decline in consumer spending. These economic trends have adversely impacted the real estate markets by causing higher tenant vacancies, declining rental rates and declining property values. In 2011 and continuing through 2012, the economy improved and continues to show signs of recovery. Additionally, the real estate markets have experienced an improvement in property values, occupancy and rental rates; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of December 31, 2012, 100% of the rentable square feet of our properties was under lease. However, if the recent improvements in economic conditions do not continue, we may experience vacancies or be required to reduce rental rates on occupied space. If we do experience vacancies, CCI Advisors will actively seek to lease our vacant space; however, such space may be leased at lower rental rates and for shorter lease terms than our current leases provide.
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
We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of each respective asset to determine the appropriate useful life of the assets. Real estate and related assets, other than land, are depreciated or amortized on a straight-line basis. The estimated useful lives of our real estate and related assets by class are generally as follows:

Building	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related assets may not be recoverable. Impairment indicators that we consider include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, we assess the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, we will adjust the real estate and related assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the years ended December 31, 2012 or 2011.
When developing estimates of expected future cash flows, we make certain assumptions regarding future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the expected number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in estimating expected future cash flows could result in a different determination of the property’s expected future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the fair value of our real estate and related assets.

When a real estate asset is identified by us as held for sale, we cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in our opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of December 31, 2012 or 2011.
Allocation of Purchase Price of Real Estate and Related Assets
Upon the acquisition of real properties, we allocate the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition related expenses are expensed as incurred. We utilize independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). We obtain an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to us, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by us in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in our allocation decisions other than providing this market information.
The fair values of above market and below market leases are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease values are capitalized as intangible lease assets or liabilities, respectively. Above market lease values are amortized as a reduction to rental income over the remaining terms of the respective leases. Below market leases are amortized as an increase to rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not we expect a tenant to execute a bargain renewal option, we evaluate economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, remaining lease term, the tenant mix of the leased property, our relationship with the tenant and the availability of competing tenant space. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market or below market lease values relating to that lease would be recorded as an adjustment to rental income.
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
Revenue Recognition
Certain properties have leases where minimum rental payments increase during the term of the lease. We record rental income for the full term of each lease on a straight-line basis. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of this calculation. We defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred.

Income Taxes
We elected to be taxed, and currently qualify as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our taxable year ended December 31, 2011. We will generally not be subject to federal corporate income tax to the extent we distribute our taxable income to our stockholders, and so long as we, among other things, distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if we maintain our qualifications for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate assets as of December 31, 2012 and 2011.

	2012	2011
Number of properties	13	1
Approximate rentable square feet	3,197,000	145,000
Percentage of rentable square feet leased	100%	100%
The following table summarizes our real estate investment activity during the years ended December 31, 2012 and 2011:

	2012	2011
Properties acquired	12	1
Approximate purchase price of acquired properties	$259,881,000	$32,900,000
Approximate rentable square feet	3,052,000	145,000
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Revenue. Revenue increased $5.7 million to $7.5 million for the year ended December 31, 2012, compared to $1.8 million for the year ended December 31, 2011. Our revenue consisted primarily of rental and other property income, which accounted for 78% and 80% of total revenues during the years ended December 31, 2012 and 2011, respectively. We also paid certain operating expenses subject to reimbursement by the tenant, which resulted in $1.7 million and approximately $363,000 in tenant reimbursement income during the years ended December 31, 2012 and 2011, respectively. The increase was due to purchasing and owning one income producing property for six months during the year ended December 31, 2011 as compared to owning one property for the entire year and purchasing 12 additional properties during the year ended December 31, 2012.
General and administrative expenses. General and administrative expenses increased $493,000 to $965,000 for the year ended December 31, 2012, compared to $472,000 for the year ended December 31, 2011. The increase was due to an increase in insurance, accounting fees, legal fees, other professional fees, other organization costs and state income taxes incurred during the year ended December 31, 2012.
Property operating expenses. Property operating expenses increased approximately $1.4 million to $1.7 million for the year ended December 31, 2012, compared to $368,000 for the year ended December 31, 2011. The increase is primarily related to the increase in the number of properties owned and acquired during the year ended December 31, 2012 compared to the year ended December 31, 2011.
Acquisition related expenses. Acquisition related expenses increased approximately $5.5 million to $6.2 million for the year ended December 31, 2012, compared to $719,000 for the year ended December 31, 2011. The increase relates to the acquisition of 12 properties for $259.9 million during the year ended December 31, 2012 as compared to the acquisition of one property for $32.9 million during the year ended December 31, 2011.

Depreciation and amortization. Depreciation and amortization expenses increased approximately $1.9 million to $2.5 million for the year ended December 31, 2012, compared to $643,000 for the year ended December 31, 2011. The increase is primarily the result of incurring depreciation and amortization expense for 13 properties during the year ended December 31, 2012 as compared to incurring depreciation and amortization for only one property during the year ended December 31, 2011.
Interest expense. Interest expense increased $603,000 to approximately $1.4 million for the year ended December 31, 2012, compared to $791,000 for the year ended December 31, 2011. The increase primarily relates to interest expense incurred on our Credit Facility, which was entered into during the year ended December 31, 2012. As of December 31, 2012, the outstanding principal balance on the Credit Facility was $140.1 million.
Portfolio Information
As of December 31, 2012, we owned 13 properties comprising approximately 3.2 million rentable square feet of commercial space located in nine states, which were 100% leased.
As of December 31, 2012, our five highest tenant concentrations, based on annualized gross rental revenue, were as follows:

				Percentage of
	Total	Leased	2012	2012
	Number	Square	Gross Annualized	Gross Annualized
Tenant	of Leases	Feet	Rental Revenue	Rental Revenue
Amazon.com.dedc, LLC - distribution	1	1,016,110	$4,369,999	18%
Compass Group USA, Inc. - other professional services	2	226,657	4,131,179	17%
Medtronic, Inc. - healthcare	1	145,025	2,755,475	11%
United Launch Alliance, LLC - manufacturing	1	167,917	2,486,045	10%
Elizabeth Arden, Inc. - manufacturing	1	399,182	1,840,190	8%
	6	1,954,891	$15,582,888	64%
As of December 31, 2012, our five highest tenant industry concentrations, based on gross annualized rental revenue, were as follows:

				Percentage of
	Total	Leased	2012	2012
	Number	Square	Gross Annualized	Gross Annualized
Industry	of Leases	Feet	Rental Revenue	Rental Revenue
Other professional services	4	489,295	$6,574,259	27%
Wholesale	2	1,466,249	5,962,559	24%
Manufacturing	3	627,143	5,080,524	21%
Healthcare	2	239,162	4,126,580	16%
Logistics	2	190,710	1,210,618	5%
	13	3,012,559	$22,954,540	93%

As of December 31, 2012, our five highest geographic concentrations, based on gross annualized rental revenue, were as follows:

				Percentage of
	Total	Leased	2012	2012
	Number of	Square	Gross Annualized	Gross Annualized
Location	Properties	Feet	Rental Revenue	Rental Revenue
North Carolina	1	284,039	$5,438,718	22%
South Carolina	2	1,076,154	5,124,288	21%
Texas	2	239,162	4,126,580	17%
Colorado	2	292,977	3,201,351	13%
Illinois	2	263,127	1,858,525	8%
	9	2,155,459	$19,749,462	81%
Distributions
Our board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.001776144 per share (which equates to 6.50% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period, commencing on January 1, 2012 and ending on December 31, 2012. In addition, our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001780821 per share (which equates to approximately 6.50% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period commencing on January 1, 2013 and ending on June 30, 2013.
During the years ended December 31, 2012 and 2011, we paid distributions of $3.9 million and $214,000, respectively, including approximately $2.0 million and $132,000, respectively, through the issuance of shares pursuant to our DRIP. Our distributions for the year ended December 31, 2012 were funded by cash provided by operating activities from the prior year (in excess of distributions paid in the prior year) in the amount of $219,000, or 6%, and proceeds from the issuance of common stock of $3.7 million, or 94%. Our distributions for the year ended December 31, 2011 were funded 100% by net cash provided by operating activities. Net cash used in and provided by operating activities for the years ended December 31, 2012 and 2011, respectively, reflect a reduction for real estate acquisition related expenses incurred and expensed of $6.2 million and $719,000, respectively, in accordance with GAAP. We treat acquisition related expenses as funded by proceeds from the Offering, including proceeds from our DRIP. Therefore, for consistency, proceeds from the issuance of common stock for the year ended December 31, 2012 have been reported as a source of distributions to the extent that acquisition related expenses have reduced net cash flows from operating activities.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. We will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under our DRIP. In addition, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12 month period ending on the last day of the fiscal quarter for which the redemptions are being paid. During the year ended December 31, 2012, we received a valid redemption request for 750 shares, which we redeemed in full during the year ended December 31, 2012 for $7,500 ($10.00 per share). A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth in our prospectus.We have funded and intend to continue funding share redemptions with proceeds from our DRIP. Subsequent to December, 31, 2012, we redeemed approximately 23,105 shares for a total of $228,500, or an average price per share of $9.89. See discussion in Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Share Redemption Program."

Liquidity and Capital Resources
General
Our principal demands for funds will be for real estate and real estate related investments, for the payment of acquisition related costs, operating expenses, distributions and redemptions to stockholders and principal and interest on any current and any future indebtedness. Generally, cash needs for items other than acquisitions and acquisition related expenses will be generated from operations of our current and future investments. We expect to meet cash needs for acquisitions from the net proceeds of the Offering and from debt financings. The sources of our operating cash flows will primarily be provided by the rental income received from current and future leased properties. We expect to continue to raise capital through the Offering and to utilize such funds and future proceeds from secured or unsecured financing to complete future property acquisitions. As of December 31, 2012, we had raised $167.8 million of gross proceeds from the Offering before offering costs and selling commissions of $17.1 million, and we had redeemed 750 shares of our common stock for $7,500.
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
We expect our operating cash flows to increase as we acquire additional properties. Assuming a maximum Offering and assuming all shares available under our DRIP are sold, we expect that approximately 88.6% of the gross proceeds from the sale of our common stock will be invested in real estate and real estate-related assets, while the remaining approximately 11.4% will be used for working capital and to pay costs of the Offering, including sales commissions, dealer manager fees, organization and offering expenses and fees and expenses of our advisor in connection with acquiring properties. CCI Advisors pays the organizational and other offering costs associated with the sale of our common stock, which we reimburse in an amount up to 1.5% of the gross proceeds of the Offering. As of December 31, 2012, CCI Advisors had paid offering and organization costs in excess of the 1.5% in connection with the Offering. These costs were not included in our financial statements because such costs were not a liability to us as they exceeded 1.5% of gross proceeds from the Offering. As we raise additional proceeds from the Offering, these costs may become payable.
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
We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions, as necessary, including proceeds from our Offering, borrowings on the Credit Facility and/or future borrowings on unencumbered assets. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offering or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders in excess of cash flows from operations.

As of December 31, 2012, we had $162.5 million of debt outstanding, with a weighted average interest rate of 4.34%. Our contractual obligations as of December 31, 2012 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - fixed rate debt	$22,400	$—	$—	$18,108	$4,292
Interest payments - fixed rate debt	4,225	1,047	2,093	815	270
Principal payments - credit facility	140,053	—	140,053	—	—
Interest payments - credit facility (2)	17,592	6,015	11,577	—	—
Total	$184,270	$7,062	$153,723	$18,923	$4,562

(1)	The table does not include amounts due to CCI Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Payment obligations for the Revolving Loans outstanding under the Credit Facility are based on the weighted average interest rate in effect as of December 31, 2012 of 4.29%.
We expect to incur additional borrowings in the future to acquire additional properties and make other real estate related investments. There is no limitation on the amount we may borrow against any single improved property. Our future borrowings will not exceed 300% of our net assets as of the date of any borrowing, which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines; however, we may exceed that limit if approved by a majority of our independent directors. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. As of December 31, 2012, our ratio of debt to total gross real estate assets net of gross intangible lease liabilities was 55%.
Cash Flow Analysis
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Operating Activities. During the year ended December 31, 2012, net cash used in operating activities was $2.2 million, compared to net cash provided by operating activities of $433,000 for the year ended December 31, 2011. The change was primarily due to an increase in net loss of $4.2 million and an increase in prepaid expenses and other assets of $1.4 million offset by an increase in depreciation and amortization of $1.9 million and an increase in accounts payable and accrued expenses of $1.2 million. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased $226.5 million to $259.7 million for the year ended December 31, 2012, compared to $33.2 million for the year ended December 31, 2011. The increase was due to an increase in investment in real estate assets of $228.9 million offset by a decrease in restricted cash of $2.4 million.
Financing Activities. Net cash provided by financing activities increased $237.7 million to $272.2 million for the year ended December 31, 2012, compared to $34.5 million for the year ended December 31, 2011. The increase was primarily due to an increase in proceeds from the issuance of common stock under the Offering, net of offering costs, of $124.4 million and an increase in proceeds from notes payable, net of repayments, of $117.1 million, offset by an increase in distributions paid to investors of $1.9 million and an increase in deferred financing costs paid of $1.7 million.
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

If we fail to maintain our qualification as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to maintain our qualification as a REIT. We also will be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to maintain our qualification as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying consolidated financial statements. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying consolidated financial statements.
Inflation
We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. There are provisions in many of our tenant leases that are intended to protect us from, and mitigate the risk of, the impact of inflation. These provisions include rent steps and clauses enabling us to receive payment of additional rent calculated as a percentage of the tenants’ gross sales above pre-determined thresholds. In addition, most of our leases require the tenant to pay all or a majority of the property’s operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs. However, due to the long-term nature of leases for real property, such leases may not re-set frequently enough to adequately offset the effects of inflation.
Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 8 to our consolidated financial statements in this Annual Report on Form 10-K for further explanations.
Related-Party Transactions and Agreements
We have entered into agreements with CCI Advisors and its affiliates, whereby we have paid, and will continue to pay, certain fees to, or reimburse certain expenses of, CCI Advisors or its affiliates, such as acquisition and advisory fees and expenses, organization and offering costs, sales commissions, dealer manager fees and expenses, leasing fees and reimbursement of certain operating costs. See Note 9 to our consolidated financial statements in this Annual Report on Form 10-K for a further explanation of the various related-party transactions, agreements and fees.
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
Subsequent Events
Certain events occurred subsequent to December 31, 2012 through the filing date of this Annual Report on Form 10-K. Refer to Note 15 to our consolidated financial statements in this Annual Report on Form 10-K for further explanation.
Impact of Recent Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off Balance Sheet Arrangements
As of December 31, 2012 and 2011, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have obtained variable rate debt financing to fund certain property acquisitions, and therefore we are exposed to changes in LIBOR. We intend to manage our interest rate risk by limiting the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may enter into derivative financial instruments such as interest rate swaps, interest rate caps, and rate lock arrangements in order to mitigate our interest rate risk.
As of December 31, 2012, $140.1 million under the Credit Facility was subject to variable interest rates. As of December 31, 2012, an increase of 50 basis points in interest rates would result in a change in interest expense of $700,000 per year.
We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2012.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2012, were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2013 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2013 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2013 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2013 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2013 annual meeting of stockholders.

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

3.	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.
(b) See (a) 3 above.
(c) See (a) 2 above.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2012 and 2011	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011	F-4
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012 and 2011 and for the Period from April 6, 2010 (Date of Inception) to December 31, 2010	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011 and for the Period from April 6, 2010 (Date of Inception) to December 31, 2010	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Cole Corporate Income Trust, Inc.
Phoenix, Arizona
We have audited the accompanying consolidated balance sheets of Cole Corporate Income Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, the related consolidated statements of operations for the years then ended, and the consolidated statements of stockholders' equity and of cash flows for the years then ended and for the period from April 6, 2010 (date of inception) to December 31, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cole Corporate Income Trust, Inc. and subsidiaries as of December 31, 2012 and 2011, the results of their operations for the years then ended, and their cash flows for the years then ended and for the period from April 6, 2010 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 27, 2013

COLE CORPORATE INCOME TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)

	December 31, 2012	December 31, 2011
ASSETS
Investment in real estate assets:
Land	$34,404	$3,956
Buildings and improvements, less accumulated depreciation of $2,173 and $443, respectively	226,067	26,647
Acquired intangible lease assets, less accumulated amortization of $1,008 and $200, respectively	33,615	3,242
Total investment in real estate assets, net	294,086	33,845
Cash and cash equivalents	12,188	1,881
Restricted cash	357	1,383
Rents and tenant receivables	829	—
Prepaid expenses and other assets	1,734	149
Due from affiliates	—	15
Deferred financing costs, less accumulated amortization of $148 and $24, respectively	2,098	200
Total assets	$311,292	$37,473
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable	$162,453	$18,000
Note payable to affiliates	—	4,696
Accounts payable and accrued expenses	3,025	1,839
Escrowed investor proceeds	48	65
Due to affiliates	108	—
Acquired below market lease intangibles, less accumulated amortization of $278 and $94, respectively	4,199	1,518
Distributions payable	864	72
Deferred rental income and other liabilities	1,211	304
Total liabilities	171,908	26,494
Commitments and contingencies
Redeemable common stock	2,105	132
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 16,842,189 and 1,383,441 shares issued and outstanding, respectively	168	14
Capital in excess of par value	148,576	12,263
Accumulated distributions in excess of earnings	(11,465)	(1,430)
Total stockholders’ equity	137,279	10,847
Total liabilities and stockholders’ equity	$311,292	$37,473
The accompanying notes are an integral part of these consolidated financial statements.

COLE CORPORATE INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share amounts)

	Year Ended December 31,
	2012	2011
Revenues:
Rental and other property income	$5,792	$1,480
Tenant reimbursement income	1,680	363
Total revenue	7,472	1,843
Expenses:
General and administrative expenses	965	472
Property operating expenses	1,738	368
Acquisition related expenses	6,196	719
Depreciation	1,730	443
Amortization	801	200
Total operating expenses	11,430	2,202
Operating loss	(3,958)	(359)
Other income (expense):
Interest and other income	51	7
Interest expense	(1,394)	(791)
Total other expense	(1,343)	(784)
Net loss	$(5,301)	$(1,143)
Weighted average number of common shares outstanding:
Basic and diluted	7,260,959	450,165
Net loss per common share:
Basic and diluted	$(0.73)	$(2.54)
The accompanying notes are an integral part of these consolidated financial statements.

COLE CORPORATE INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, April 6, 2010 (Date of Inception)	—	$—	$—	$—	$—
Issuance of common stock to Cole Holdings Corporation	20,000	—	200	—	200
Balance, December 31, 2010	20,000	—	200	—	200
Issuance of common stock	1,363,441	14	13,481	—	13,495
Distributions to investors	—	—	—	(287)	(287)
Commissions on stock sales and related dealer manager fees	—	—	(1,082)	—	(1,082)
Other offering costs	—	—	(204)	—	(204)
Changes in redeemable common stock	—	—	(132)	—	(132)
Net loss	—	—	—	(1,143)	(1,143)
Balance, December 31, 2011	1,383,441	14	12,263	(1,430)	10,847
Issuance of common stock	15,459,498	154	154,118	—	154,272
Distributions to investors	—	—	—	(4,734)	(4,734)
Commissions on stock sales and related dealer manager fees	—	—	(13,508)	—	(13,508)
Other offering costs	—	—	(2,317)	—	(2,317)
Redemption of common stock	(750)	—	(7)	—	(7)
Changes in redeemable common stock	—	—	(1,973)	—	(1,973)
Net loss	—	—	—	(5,301)	(5,301)
Balance, December 31, 2012	16,842,189	$168	$148,576	$(11,465)	$137,279
The accompanying notes are an integral part of these consolidated financial statements.

COLE CORPORATE INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,		April 6, 2010 (Date of Inception) to December 31, 2010
	2012	2011
Cash flows from operating activities:
Net loss	$(5,301)	$(1,143)	$—
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	1,730	443	—
Amortization of intangible lease assets and below market lease intangible, net	624	106	—
Amortization of deferred financing costs	124	78	—
Changes in assets and liabilities:
Rents and tenant receivables	(829)	—	—
Prepaid expenses and other assets	(1,585)	(149)	—
Accounts payable and accrued expenses	2,036	809	—
Deferred rental income and other liabilities	907	304	—
Due from affiliates	15	(15)	—
Due to affiliates	108	—	—
Net cash (used in) provided by operating activities	(2,171)	433	—
Cash flows from investing activities:
Investment in real estate assets	(260,764)	(31,847)	—
Change in restricted cash	1,026	(1,383)	—
Net cash used in investing activities	(259,738)	(33,230)	—
Cash flows from financing activities:
Proceeds from issuance of common stock	152,292	13,364	200
Offering costs on issuance of common stock	(15,825)	(1,286)	—
Redemptions of common stock	(7)	—	—
Proceeds from notes payable and line of credit	144,453	23,000	—
Repayment of notes payable	—	(5,000)	—
Proceeds from affiliate note payable	—	9,000	—
Repayment of note payable to affiliates	(4,696)	(4,304)	—
Distributions to investors	(1,962)	(83)	—
Escrowed investor proceeds	(17)	65	—
Deferred financing costs paid	(2,022)	(278)	—
Payment of loan deposit	(88)	(150)	—
Refund of loan deposit	88	150	—
Net cash provided by financing activities	272,216	34,478	200
Net increase in cash and cash equivalents	10,307	1,681	200
Cash and cash equivalents, beginning of period	1,881	200	—
Cash and cash equivalents, end of period	$12,188	$1,881	$200
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$864	$72	$—
Accrued capital expenditures	$180	$1,030	$—
Common stock issued through distribution reinvestment plan	$1,980	$132	$—
Supplemental Cash Flow Disclosures:
Interest paid	$990	$634	$—
The accompanying notes are an integral part of these consolidated financial statements.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Corporate Income Trust, Inc. (the “Company”) is a Maryland corporation that was formed on April 6, 2010 (Date of Inception), which has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. The Company is the sole general partner of, and owns a 99.99% partnership interest in, Cole Corporate Income Operating Partnership, LP, a Delaware limited partnership (“CCI OP”). Cole Corporate Income Advisors, LLC (“CCI Advisors”), the advisor to the Company, is the sole limited partner and owner of an insignificant noncontrolling partnership interest of less than 0.01% of CCI OP.
On February 10, 2011, pursuant to a registration statement filed on Form S-11 with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933, as amended (Registration No. 333-166447) (the “Registration Statement”), the Company commenced its initial public offering on a “best efforts” basis, offering up to a maximum of 250,000,000 shares of its common stock at a price of $10.00 per share, and up to 50,000,000 additional shares pursuant to a distribution reinvestment plan (the “DRIP”) under which its stockholders may elect to have distributions reinvested in additional shares at a price of $9.50 per share (the “Offering”).
On June 28, 2011, the Company issued the initial 370,727 shares in the Offering and commenced principal operations. As of December 31, 2012, the Company had issued approximately 16.8 million shares of its common stock in the Offering for gross offering proceeds of $167.8 million before offering costs and selling commissions of $17.1 million. The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of single-tenant, income-producing necessity corporate office and industrial properties, which are leased to creditworthy tenants and strategically located throughout the United States. The Company expects that most of its properties will be subject to “net” leases, whereby the tenant will be primarily responsible for the property’s cost of repairs, maintenance, property taxes, utilities, insurance and other operating costs. As of December 31, 2012, the Company owned 13 properties comprising 3.2 million rentable square feet of commercial space located in nine states, which were 100% leased.
The Company's board of directors has approved closing of the primary offering in the third quarter of 2013. The Company currently expects to stop offering shares of its common stock in the primary offering on August 30, 2013. The Company's general policy is to accept subscription agreements signed by the investor on or before August 30, 2013, which are received in good order. The Company intends to continue to sell shares of its common stock in the Offering pursuant to the distribution reinvestment plan following the termination of the primary Offering.
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
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Consolidated results of operations for the period from April 6, 2010 (Date of Inception) to December 31, 2010 have not been presented because the Company had not begun its principal operations, and had no revenue or expenses during the period.
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

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate and related assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the years ended December 31, 2012 or 2011.
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
When a real estate asset is identified by the Company as held for sale, the Company ceases depreciation and amortization of the assets related to the property and estimates the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of December 31, 2012 or 2011.
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
The fair values of above market and below market leases are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which is

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease values are capitalized as intangible lease assets or liabilities, respectively. Above market lease values are amortized as a reduction to rental income over the remaining terms of the respective leases. Below market leases are amortized as an increase to rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not the Company expects a tenant to execute a bargain renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, remaining lease term, the tenant mix of the leased property, the Company’s relationship with the tenant and the availability of competing tenant space. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market or below market lease values relating to that lease would be recorded as an adjustment to rental income.
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
Restricted Cash
Restricted cash included $309,000 and $300,000 held in a lender cash management account as of December 31, 2012 and 2011, respectively. As part of a certain debt agreement, rent from one of the Company’s tenants is deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess funds are disbursed to the Company. In addition, restricted cash includes $48,000 and $65,000 as of December 31, 2012 and 2011, respectively, of escrowed investor proceeds for which shares of common stock had not been issued as of December 31, 2012 and 2011.
Restricted cash as of December 31, 2011 also included $1.0 million held by a lender that was due to one of the Company’s tenants, for which the Company received a credit at the closing of the acquisition of one property in 2011. On February 6, 2012, the tenant satisfied the conditions required for reimbursement of tenant and capital improvements. As of December 31, 2012, the $1.0 million held by the lender had been released from the restricted cash account to the Company and the tenant was fully reimbursed for the tenant and capital improvements.
Rents and Tenant Receivables
Rents and tenant receivables primarily includes amounts to be collected in future periods related to the recognition of rental income on a straight-line basis over the lease term and cost recoveries due from tenants. The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company records allowances for those balances that the Company deems to be uncollectible, including any amounts relating to straight-line rent

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

receivables. The Company’s reported net income is directly affected by management’s estimate of the collectability of accounts receivable. As of December 31, 2012 and 2011, no balances were deemed uncollectible and no allowances were recorded.
Prepaid Expenses
Prepaid expenses include expenses paid as of the balance sheet date that relate to future periods and will be expensed or reclassified to another account during the period to which the costs relate. Any amounts with no future economic benefit are charged to earnings when identified.
Due from Affiliates
As of December 31, 2012, there was no amount due from CCI Advisors and its affiliates. As of December 31, 2011, $15,000 was due from CCI Advisors and its affiliates primarily related to amounts paid by the Company on the advisor’s behalf.
Deferred Financing Costs
Deferred financing costs are capitalized and amortized on a straight-line basis over the term of the related financing agreement, which approximates the effective interest method. If a note payable is prepaid, any unamortized deferred financing costs related to the note payable would be expensed. Amortization of deferred financing costs, including any write-offs, for the years ended December 31, 2012 and 2011 was $124,000 and $78,000, respectively and was recorded in interest expense in the consolidated statements of operations. For the year ended December 31, 2011, amortization of deferred financing costs included $54,000 in costs written off in connection with certain loan repayments.
Concentration of Credit Risk
As of December 31, 2012, the Company had cash on deposit, including restricted cash, at three financial institutions, one of which had deposits in excess of federally insured levels, totaling $6.6 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of December 31, 2012, three of the Company’s tenants, Amazon.com.dedc, LLC, Compass Group USA, Inc., and Medtronic, Inc., accounted for 18% 17% and 11%, respectively, of the Company’s 2012 gross annualized rental revenues. The Company also had certain geographic concentrations in its property holdings. In particular, as of December 31, 2012, one of the Company’s properties was located in North Carolina and two were located in South Carolina, which accounted for 22% and 21%, respectively, of the Company’s 2012 gross annualized rental revenues. In addition, the Company had tenants in the other professional services, wholesale and manufacturing industries, which comprised 27%, 24% and 21%, respectively, of the Company’s 2012 gross annualized rental revenues.
Revenue Recognition
Certain properties have leases where minimum rental payments increase during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of this calculation. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred.
Income Taxes
The Company elected to be taxed, and currently qualifies as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 2011. The Company will generally not be subject to federal corporate income tax to the extent it distributes its taxable income to its stockholders, and so long as it, among other things, distributes at least 90% of its annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the Company maintains its qualification for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Offering and Related Costs
CCI Advisors funds all of the organization and offering expenses on the Company’s behalf and may be reimbursed for such costs up to 1.5% of the gross offering proceeds. As of December 31, 2012, CCI Advisors had paid organization and offering costs in excess of the 1.5% in connection with the Offering. These costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 1.5% of gross proceeds from the Offering. Offering costs include items such as legal and accounting fees, marketing, promotional and printing costs. All offering costs are recorded as a reduction of capital in excess of par value. This amount may become payable to CCI Advisors as the Company continues to raise proceeds in the Offering.
Interest
Interest is charged to interest expense as it accrues. No interest costs were capitalized during the years ended December 31, 2012 and 2011.
Due to Affiliates
As of December 31, 2012 , $108,000 was due to CCI Advisors and its affiliates primarily related to the reimbursement of property escrow deposits and acquisition expenses paid on the Company's behalf in connection with the Company's current year acquisitions. There were no amounts due to CCI Advisors for the year ended December 31, 2011.
Stockholders’ Equity
As of December 31, 2012 and 2011, the Company was authorized to issue 490,000,000 shares of common stock and 10,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. The Company’s board of directors may authorize additional shares of capital stock and amend their terms without obtaining shareholder approval. The par value of investor proceeds raised from the Offering is classified as common stock, with the remainder allocated to capital in excess of par value.
Distributions Payable and Distribution Policy
To the extent funds are available, the Company intends to pay regular distributions to stockholders. Distributions are paid to stockholders of record as of the applicable record dates.
The Company’s board of directors authorized a daily distribution, based on 366 days, of $0.001776144 per share (which equates to 6.50% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period commencing on January 1, 2012 and ending on December 31, 2012. As of December 31, 2012, the Company had distributions payable of $864,000. The distributions were paid in January 2013, of which $453,000 were reinvested in shares through the DRIP.
Earnings (loss) Per Share
Earnings (loss) per share are calculated based on the weighted average number of common shares outstanding during each period presented. Diluted income per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the years ended December 31, 2012 and 2011, respectively.
Redeemable Common Stock
Under the Company’s share redemption program, the Company’s requirement to redeem its shares is limited to the net proceeds received by the Company from the sale of shares under the DRIP, net of shares redeemed to date. The Company records amounts that are redeemable under the share redemption program as redeemable common stock outside of permanent equity in its consolidated balance sheets. During the years ended December 31, 2012 and 2011, the Company had issued 208,454 and 13,863 shares of common stock, respectively, under the DRIP for proceeds of approximately $2.0 million and $132,000, respectively.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Reportable Segments
The Company’s operating segment consists of commercial properties, which include activities related to investing in real estate such as corporate office and industrial and other real estate related assets. The commercial properties are geographically diversified throughout the United States and have similar economic characteristics. The Company evaluates operating performance on an overall portfolio level; therefore, the Company’s properties are one reportable segment.
Recent Accounting Pronouncements
In May 2011, the U.S. Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2011-04, Fair Value Measurements and Disclosures (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS, (“ASU 2011-04”), which converges guidance between GAAP and International Financial Reporting Standards to provide a uniform framework of fair value measurements and requires additional disclosures including quantifiable information about measurements to changes in unobservable inputs for Level 3 fair value measurements. ASU 2011-04 became effective for the Company on January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.
In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income, which requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The adoption of ASU 2011-05 did not have a material effect on the Company’s consolidated financial statements or disclosures, because the Company’s net loss equals its comprehensive loss.
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
Level 3 — Unobservable inputs, which are only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Cash and cash equivalents and restricted cash — The Company considers the carrying amounts of these financial assets to approximate fair value because of the short period of time between their origination and their expected realization.
Notes payable, note payable to affiliates and Credit Facility — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The estimated fair value of the notes payable and Credit Facility was $162.5 million as of December 31, 2012 and the estimated fair value of the note payable and note payable to affiliates was $22.7 million as of December 31, 2011, both of which approximated the carrying amount on each respective date. The fair value of the Company’s notes payable and note payable to affiliates is estimated using Level 2 inputs.
Earnout Agreements - The Company has acquired certain properties subject to earnout provisions that obligated the Company to fund escrow accounts. The Company will owe all or a portion of the respective escrow deposits, or receive as a refund all or a portion of the escrow deposits, contingent on the future outcome of the various tax appeals. The earnout

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

calculations are based on the probability of several possible outcomes set forth in the respective purchase and sale agreements. The earnouts are carried at fair value and are valued using Level 3 inputs, including an estimate of the probability of the amount of the property tax reductions, as there is no public market for this item and thus Level 1 and Level 2 inputs are unavailable for an item of this nature. Any changes to the estimated fair values are reflected in the statements of operations. The estimated fair value of the amount of escrow deposits to be refunded to the Company is $1.6 million as of December 31, 2012 and is included in the accompanying consolidated balance sheets in prepaid expenses and other assets. During the year ended December 31, 2012, there have been no purchases, sales, issuances or settlements with respect to the earnout assets. The Company had no earnout assets or liabilities as of December 31, 2011.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of December 31, 2012, there have been no transfers of financial assets or liabilities between levels.
NOTE 4 — REAL ESTATE ACQUISITIONS
2012 Property Acquisitions
During the year ended December 31, 2012, the Company acquired 12 commercial properties for an aggregate purchase price of $259.9 million (the “2012 Acquisitions”). The Company purchased the 2012 Acquisitions with net proceeds from the Offering. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

December 31, 2012
Land	$30,448
Building and improvements	201,117
Acquired in-place leases	30,470
Acquired above-market leases	711
Acquired below-market leases	(2,865)
Total purchase price	$259,881
The Company recorded revenue of $3.5 million and a net loss of $4.7 million, respectively, for the years ended December 31, 2012 related to the 2012 Acquisitions.
The following table summarizes selected financial information of the Company as if the 2012 Acquisitions were completed on January 1, 2011 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2012	2011
Pro forma basis (unaudited):
Revenue	$25,754	$23,665
Net income	$10,830	$4,208
The unaudited pro forma information for the years ended December 31, 2012 was adjusted to exclude $6.2 million of acquisition related expenses recorded during the periods presented relating to the 2012 Acquisitions. These expenses were recognized in the unaudited pro forma information for the years ended December 31, 2011. The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2011, nor does it purport to represent the results of future operations.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2011 Property Acquisitions
During the year ended December 31, 2011, the Company acquired one property for an aggregate purchase price of $32.9 million. The Company purchased the property through the use of loan proceeds and proceeds from the Offering. The Company allocated the purchase price of the property to the fair value of assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (thousands):

December 31, 2011
Land	$3,956
Building and improvements	27,072
Acquired in-place leases	3,433
Acquired below-market leases	(1,611)
Total purchase price	$32,850
The Company recorded revenue of $1.8 million and a net loss of $682,000 for the year ended December 31, 2011, related to the property. In connection with the purchase of the property, the Company recorded a payable for an unpaid tenant improvement allowance assumed in the amount of $1.0 million, for which a credit was received at the closing of the acquisition. In addition, the Company incurred $719,000 of acquisition related expenses for the year ended December 31, 2011.
The following information summarizes selected financial information from the combined results of operations of the Company, as if all of the 2011 Acquisitions were completed on April 6, 2010 (Date of Inception) for each period presented below. The table below presents the Company’s estimated revenue and net loss, on a pro forma basis, for the years ended December 31, 2011 and 2010, respectively (in thousands):

	December 31, 2011	For the Period from April 6, 2010 (Date of Inception) to December 31, 2010

Pro forma basis (unaudited):
Revenue	$3,643	$2,695
Net loss	$(11)	$(1,081)
NOTE 5 — ACQUIRED INTANGIBLE LEASE ASSETS
The acquired intangible lease assets consisted of the following (in thousands):

	As of December 31,
	2012	2011
Acquired in place leases, net of accumulated amortization of $1,001 and $200, respectively (with a weighted average life of 10.8 and 8.8 years, respectively)	$32,911	$3,242
Acquired above market leases, net of accumulated amortization of $7 (with a weighted average life of 4.3 years)	704	—
	$33,615	$3,242
Amortization expense related to the acquired in place lease assets for the years ended December 31, 2012 and 2011, was $801,000 and $200,000, respectively. Amortization expense related to the acquired above market lease assets for the year ended December 31, 2012 was $7,000. There was no amortization expense related to acquired above market lease assets for the year ended December 31, 2011.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Estimated amortization expense relating to the acquired intangible lease assets for each of the five succeeding fiscal years subsequent to December 31, 2012 is as follows (in thousands):

	Amortization
Years Ending December 31,	Leases In Place	Above Market Leases
2013	$3,067	$170
2014	$3,067	$170
2015	$3,067	$170
2016	$3,031	$125
2017	$2,977	$70
NOTE 6 — NOTES PAYABLE
As of December 31, 2012, the Company had $162.5 million of debt outstanding, consisting of $22.4 million of fixed rate mortgage loans and $140.1 million outstanding under a senior secured line of credit. The combined weighted average interest rate was 4.34% and the weighted average remaining term was 3.1 years as of December 31, 2012. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the total debt outstanding was $292.8 million as of December 31, 2012.
The following table summarizes the debt activity for the year ended December 31, 2012 (in thousands):

		During the Year Ended December 31, 2012
	Balance as of December 31, 2011	Debt Issuance	Repayments	Balance as of December 31, 2012
Fixed rate debt	$22,696	$4,400	$(4,696)	$22,400
Credit facility	—	140,053	—	140,053
Total	$22,696	$144,453	$(4,696)	$162,453
As of December 31, 2012, the fixed rate debt had interest rates ranging from 4.50% to 4.65%, and various maturity dates ranging from July 2016 through June 2019. The mortgage notes payable are secured by the respective properties on which the debt was placed.
As of December 31, 2012, the Company had $140.1 million of debt outstanding under its secured revolving credit facility (the “Credit Facility”) with Bank of America as administrative agent pursuant to a credit agreement (the “Credit Agreement”). The Credit Facility allows the Company to borrow up to $150.0 million. As of December 31, 2012, the Company had $9.9 million available under the Credit Facility based on the underlying collateral pool of $150.0 million. Subject to meeting certain conditions described in the Credit Agreement and the payment of certain fees, the amount of the Credit Facility may be increased up to a maximum of $300.0 million. The Credit Facility matures on November 29, 2015.
The Credit Facility bears interest at rates depending on the type of loan specified by the Company. For a Eurodollar rate loan, as defined in the Credit Agreement, the interest rate will generally be equal to the one-month LIBOR for the interest period, plus 3.50%. For base rate committed loans, the interest rate will be a per annum amount equal to 2.50% plus the greatest of (a) the Federal Funds Rate plus 0.50%, (b) Bank of America’s Prime Rate; or (c) the one month Eurodollar Rate plus 1.00% (the “Base Rate”). As of December 31, 2012 the weighted average interest rate in effect for the Credit Facility was 4.29%.
Subsequent to December 31, 2012, the Company entered into an amendment to the Credit Agreement allowing the Company to borrow up to $400.0 million in revolving loans. In addition, the Credit Facility may be increased up to $750.0 million.
The Credit Agreement and certain notes payable contain customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements and dividend payout and REIT status requirements. Based on the Company’s analysis and review of its results of operations and financial condition, the Company believes it was in compliance with the covenants of the Credit Facility as of December 31, 2012.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the year ended December 31, 2012, the Company repaid in full, without premium or penalty, the remaining $4.7 million outstanding balance of a subordinate loan with Series C, LLC, an affiliate of the Company's advisor.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt for the five years and thereafter subsequent to December 31, 2012 (in thousands):

Years Ending December 31,	Principal Repayments (1)
2013	$—
2014	—
2015	140,053
2016	18,035
2017	73
Thereafter	4,292
Total	$162,453
(1) Principal payment amounts reflect actual payments based on face amount of notes payable.
NOTE 7 — ACQUIRED BELOW MARKET LEASE INTANGIBLES
The Company’s acquired below market lease intangibles consisted of the following (in thousands):

	As of December 31,
	2012	2011
Acquired below market leases, net of accumulated amortization of $278 and $94, respectively (with a weighted average life of 11.1 years and 8.8 years, respectively)	$4,199	$1,518
	$4,199	$1,518
The increase to rental and other property income resulted from the amortization of the intangible lease liability for the years ended December 31, 2012 and 2011, was $184,000 and $94,000, respectively.
Estimated amortization expense relating to the acquired below market leases for each of the five succeeding fiscal years subsequent to December 31, 2012, is as follows (in thousands):

Year ending December 31,	Amortization of Acquired Below Market Leases
2013	$433
2014	$433
2015	$433
2016	$433
2017	$433
NOTE 8 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on its results of operations, financial condition or liquidity.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
All organization and offering expenses (excluding selling commissions and the dealer-manager fee) are paid for by CCI Advisors or its affiliates and can be reimbursed by the Company up to 1.5% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be underwriting compensation. As of December 31, 2012, CCI Advisors had paid organization and offering costs in excess of the 1.5% in connection with the Offering. These costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 1.5% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these costs may become payable.
The Company incurred the following commissions, fees and expense reimbursements for services provided by CCI Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Year Ended December 31,
	2012	2011
Offering:
Selling commissions	$10,457	$837
Selling commissions reallowed by Cole Capital	$10,457	$837
Dealer manager fee	$3,050	$245
Dealer manager fee reallowed by Cole Capital	$1,739	$119
Other organization and offering expenses	$2,317	$204
Acquisitions and Operations
CCI Advisors or its affiliates receive acquisition fees of up to 2% of: (1) the contract purchase price of each property or asset the Company acquires; (2) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (3) the purchase price of any loan the Company acquires; and (4) the principal amount of any loan the Company originates. Additionally, CCI Advisors or its affiliates are reimbursed for acquisition expenses incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction does not exceed 6% of the contract purchase price.
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

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company will reimburse CCI Advisors for the expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse for any amount by which its operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceeds the greater of (1) 2% of average invested assets, or (2) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse CCI Advisors for personnel costs in connection with services for which CCI Advisors receives acquisition fees or disposition fees. The Company recorded fees and expense reimbursements as shown in the table below for services provided by CCI Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Year Ended December 31,
	2012	2011
Acquisition and Operations:
Acquisition fees and expenses	$5,241	$657
Advisory fees and expenses	$—	$—
Operating expenses	$—	$—
The Company did not incur any advisory fees or operating expense reimbursements during the years ended December 31, 2012 and 2011 as CCI Advisors agreed to waive its rights to these fees and expense reimbursements during such periods. As of December 31, 2012, no amounts had been incurred, but not yet paid, for advisory fees or operating expense reimbursements to CCI Advisors or its affiliates.
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
During the years ended December 31, 2012 and 2011, no fees were incurred for any such services provided by CCI Advisors and its affiliates related to the services described above.
Due from Affiliates
As of December 31, 2012, there was no amount due from CCI Advisors and its affiliates. As of December 31, 2011, $15,000 was due from CCI Advisors and its affiliates primarily related to amounts paid by the Company on the advisor’s behalf.
Due to Affiliates
As of December 31, 2012 , $108,000 was due to CCI Advisors and its affiliates primarily related to the reimbursement of property escrow deposits and acquisition expenses paid on the Company's behalf in connection with the 2012 Acquisitions. There were no amounts due to CCI Advisors at December 31, 2011.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
NOTE 11 — STOCKHOLDERS’ EQUITY
As of December 31, 2012 and 2011, the Company was authorized to issue 490,000,000 shares of common stock and 10,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On April 29, 2010, the Company issued 20,000 shares of common stock, at $10.00 per share, to Cole Holdings Corporation ("Holdings"), the indirect owner of limited liability company interests of the Company’s advisor and dealer-manager. The Company’s board of directors may authorize additional shares of capital stock and amend their terms without obtaining shareholder approval.
Distribution Reinvestment Plan
Pursuant to the DRIP, the Company allows stockholders to elect to have their distributions reinvested in additional shares of the Company’s common stock. The purchase price per share under the DRIP is $9.50 per share. The Company’s board of directors may terminate or amend the DRIP at the Company’s discretion at any time upon 10 days prior written notice to the stockholders. During the years ended December 31, 2012 and 2011, 208,454 and 13,863 shares were purchased under the DRIP for $2.0 million and $132,000, respectively.
Share Redemption Program
The Company’s share redemption program permits its stockholders to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below.
The share redemption program provides that the Company will redeem shares of its common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. The Company will limit the number of shares redeemed pursuant to the share redemption program as follows: (1) the Company will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid; and (2) funding for the redemption of shares will be limited to the net proceeds the Company receive from the sale of shares under our DRIP. In an effort to accommodate redemption requests throughout the calendar year, the Company intends to limit quarterly redemptions to approximately one-fourth of 5% (1.25%) of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter, and funding for redemptions for each quarter generally will be limited to the net proceeds the Company receives from the sale of shares in the respective quarter under the DRIP.
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

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The Company redeems shares no later than the end of the month following the end of each fiscal quarter. Requests for redemption must be received on or prior to the end of the fiscal quarter in order for the Company to repurchase the shares in the month following the end of that fiscal quarter. The Company’s board of directors may amend, suspend or terminate the share redemption program at any time upon 30 days’ notice to the stockholders. During the year ended December 31, 2012 the Company redeemed approximately 750 shares under the share redemption program for $7,500. The Company did not redeem any shares during the year ended December 31, 2011.
NOTE 12 — INCOME TAXES
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S stockholders’ basis (but not below zero) in their shares. The following table shows the character of the distributions we paid on a percentage basis for the years ended December 31, 2012 and 2011:

Character of Distributions (unaudited):	2012	2011
Ordinary dividends	44%	4%
Nontaxable distributions	56%	96%
Total	100%	100%
As of December 31, 2012, the tax basis carrying value of the Company’s land and depreciable real estate assets was $297.8 million. During the years ended December 31, 2012 and 2011, the Company incurred state and local income and franchise taxes of $103,000 and $13,000, respectively, which has been recorded in general and administrative expenses in the consolidated statements of operations.
NOTE 13 — OPERATING LEASES
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2012, the leases have a weighted-average remaining term of 10.8 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, assuming no exercise of renewal options, as of December 31, 2012 is as follows (in thousands):

Year ended December 31,	Future Minimum Rental Income
2013	$24,521
2014	24,521
2015	24,521
2016	24,276
2017	23,878
Thereafter	142,454
Total	$264,171

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 14 — QUARTERLY RESULTS (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2012 and 2011 (in thousands, except for per share amounts). In the opinion of management, the information for the interim periods presented includes all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for each period.

	December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$925	$1,118	$1,714	$3,715
Operating income (loss)	$254	$(22)	$(887)	$(3,303)
Net income (loss)	$1	$(252)	$(1,143)	$(3,907)
Basic and diluted net loss per share (1)	$—	$(0.03)	$(0.16)	$(0.54)
Distributions declared per common share	$0.16	$0.16	$0.16	$0.16

(1) Based on the weighted average number of shares outstanding as of December 31, 2012

	December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$—	$9	$892	$942
Operating (loss) income	$(53)	$(775)	$274	$195
Net loss	$(53)	$(780)	$(141)	$(169)
Basic and diluted net loss per share (1)	$(0.12)	$(1.73)	$(0.31)	$(0.38)
Distributions declared per common share	$—	$0.04	$0.16	$0.16

(1) Based on the weighted average number of shares outstanding as of December 31, 2011.
NOTE 15 — SUBSEQUENT EVENTS
Status of the Offering
As of March 25, 2013, the Company had received $286.4 million in gross offering proceeds through the issuance of approximately 28.7 million shares of its common stock in the Offering (including shares issued pursuant to the DRIP).
Investment in Real Estate and Related Assets
Subsequent to December 31, 2012, the Company acquired eight properties for an aggregate purchase price of $85.3 million. The acquisitions were funded with net proceeds of the Offering. Acquisition related expenses totaling $1.7 million were expensed as incurred.
Credit Facility Modification
Subsequent to December 31, 2012, the Company entered into an amendment to the Credit Agreement allowing the Company to borrow up to $400.0 million in revolving loans. In addition, the Credit Facility may be increased up to $750.0 million. As of March 25, 2013, the Company had $124.0 million outstanding under the Credit Facility.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Holdings Merger Agreement
On March 5, 2013, Cole Credit Property Trust III, Inc. (“CCPT III”), Cole Holdings Corporation (“Holdings”), CREInvestments, LLC (“Merger Sub”) and Christopher H. Cole (“Mr. Cole”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides for the merger of Holdings with and into Merger Sub (the “Merger”) with Merger Sub surviving and continuing its existence under the laws of the State of Maryland as a wholly-owned subsidiary of CCPT III. Holdings is wholly owned by Mr. Cole, the chairman of the board, chief executive officer and president of the Company, and is an affiliate of the Company's sponsor, the parent company and indirect owner of the Company's advisor and the indirect owner of the Company's dealer manager. The consummation of the Merger is subject to various conditions. Upon consummation of the Merger, CCPT III intends to list its shares of common stock on the New York Stock Exchange.
Despite the indirect change of control that would occur for the Company’s advisor, property manager and dealer manager upon consummation of the Holdings Merger, the Company anticipates that such entities will continue to serve in their respective capacities to the Company without any changes in personnel or service procedures resulting from the Holdings Merger.

COLE CORPORATE INCOME TRUST, INC.
SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

					Gross Amount at
		Initial Costs to Company		Total	Which Carried at	Accumulated
			Buildings &	Adjustments	December 31, 2012	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Real Estate Held for Investment the Company has Invested in Under Operating Leases
Amazon
Spartanburg, SC	$ (f)	$5,216	$48,036	$—	$53,252	$54	12/17/2012	2012
American Tire Distributors
Colorado Springs, CO	(f)	1,070	6,348	—	7,418	50	9/28/2012	2012
Aon
Lincolnshire, IL	(f)	4,957	15,536	—	20,493	20	12/21/2012	2000
Compass Group
Charlotte, NC	(f)	3,543	36,941	—	40,484	50	12/19/2012	1995
Dr. Pepper/ Snapple
Harvey, IL	2,000	985	2,405	—	3,390	46	4/5/2012	2004
Elizabeth Arden
Roanoke, VA	(f)	2,122	18,440	—	20,562	61	11/9/2012	2003
Fedex
Salt Lake City, UT	—	1,531	10,015	—	11,546	11	12/27/2012	2012
HCA Patient Account Services
Irving , TX	(f)	1,275	12,019	—	13,294	120	9/27/2012	1999
Honeywell
Fort Mill, SC	(f)	1,307	7,311	—	8,618	34	11/30/2012	2007
Medtronic
San Antonio, TX	18,000	3,956	27,090	32	31,078	1,263	6/30/2011	2008
Safelite
Columbus, OH	2,400	567	3,596	—	4,163	82	4/30/2012	1999
Toro
Ankeny, IA	(f)	1,918	18,460	—	20,378	19	12/17/2012	2012
United Launch Alliance
Centennial, CO	(f)	5,958	22,010	—	27,968	363	7/31/2012	2000
TOTAL:	$22,400	$34,405	$228,207	$32	$262,644	$2,173
(a) As of December 31, 2012, we owned 12 single-tenant, freestanding commercial properties and one multi-tenant commercial property.
(b) The aggregate cost for federal income tax purposes is approximately $299.7 million.
(c) The following is a reconciliation of total real estate carrying value for the years ended December 31, 2012 and December 31, 2011:

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
Balance, beginning of period	$31,046	$—
Additions
Acquisitions	231,566	31,046
Improvements	32	—
Total additions	231,598	31,046
Deductions
Cost of real estate sold	—	—
Total deductions	—	—
Balance, end of period	$262,644	$31,046

S-1

COLE CORPORATE INCOME TRUST, INC.
SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

(d) The following is a reconciliation of accumulated depreciation for the years ended December 31, 2012 and December 31, 2011:

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
Balance, beginning of period	$443	$—
Additions
Acquisitions — Depreciation Expense for Building & Tenant Improvements Acquired	1,274	443
Improvements — Depreciation Expense for Tenant Improvements & Building Equipment	456	—
Total additions	1,730	443
Deductions
Cost of real estate sold	—	—
Total deductions	—	—
Balance, end of period	$2,173	$443
(e) The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, tenant improvements are amortized over the respective lease term and buildings are depreciated over 40 years.
(f) Part of the Credit Facility’s unencumbered borrowing base. As of December 31, 2012, the Company had $140.1 million outstanding under the Credit Facility.

S-2

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of March 2013.

Cole Corporate Income Trust, Inc.

By:	/s/ D. KIRK MCALLASTER, JR.
D. Kirk McAllaster, Jr.
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ CHRISTOPHER H. COLE	Chairman, Chief Executive Officer and President	March 27, 2013
Christopher H. Cole	(Principal Executive Officer)

/s/ D. KIRK MCALLASTER, JR.	Executive Vice President, Chief Financial Officer and	March 27, 2013
D. Kirk McAllaster, Jr.	Treasurer (Principal Financial Officer)

/s/ GAVIN B. BRANDON	Vice President of Accounting	March 27, 2013
Gavin B. Brandon	(Principal Accounting Officer)

/s/ MARC T. NEMER	Director	March 27, 2013
Marc T. Nemer

/s/ MARCUS E. BROMLEY	Director	March 27, 2013
Marcus E. Bromley

/s/ RANDY J. PACE	Director	March 27, 2013
Randy J. Pace

/s/ LEONARD W. WOOD	Director	March 27, 2013
Leonard W. Wood

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.4*	Certificate of Correction to Articles of Amendment and Restatement, dated January 25, 2013.
4.1	Form of Initial Subscription Agreement (Incorporated by reference to Exhibit 4.1 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed January 17, 2013).
4.2	Form of Additional Investment Subscription Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed January 17, 2013).
4.3	Form of Alternative Initial Subscription Agreement (Incorporated by reference to Exhibit 4.3 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on January 17, 2013).
4.4
Form of Initial Subscription Agreement for use with Alabama investors (Incorporated by reference to Exhibit 4.4 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on January 17, 2013).

4.5
Form of Additional Subscription Agreement for use with Alabama investors (Incorporated by reference to Exhibit 4.5 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on January 17, 2013).

10.1
Advisory Agreement by and between Cole Corporate Income Trust, Inc. and Cole Corporate Income Advisors, LLC dated January 18, 2011 (Incorporated by reference to Exhibit 10.1 to the Company's pre-effective amendment to Form S-11 (File No. 333-166447), filed on January 25, 2011).

10.2
Agreement of Limited Partnership of Cole Corporate Income Operating Partnership, LP, by and between Cole Corporate Income Trust, Inc. and the limited partners thereto dated April 29, 2010 (Incorporated by reference to Exhibit 10.2 to the Company's pre-effective amendment to Form S-11 (File No. 333-166447), filed on December 7, 2010).

10.3	Distribution Reinvestment Plan (Incorporated by reference to Exhibit 10.3 to the Company's post-effective amendment to Form S-11 (File No. 333-166447), filed January 17, 2013).
10.4
Purchase and Sale Agreement and Joint Escrow Instructions, dated July 31, 2012, by and between Cole of Centennial Co, LLC and California State Teachers’ Retirement System (Incorporated by reference to Exhibit 10.10 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed October 17, 2012).

10.5
Real Estate Purchase and Sale Agreement, dated August 13, 2012, by and among Series C, LLC and A&C Chaves Realty — MacArthur Boulevard, Irving 1, LP, James D. Riggleman — MacArthur Boulevard, Irving 1, LP, WRB Rentals — MacArthur Boulevard, Irving 1, LP, Salty — MacArthur Boulevard, Irving 1, LP, Friendship — MacArthur Boulevard, Irving 1, LP, Kazoo — MacArthur Boulevard, Irving 1, LP, John R Riggleman, Jr. — MacArthur Boulevard, Irving 1, LP, WLH — MacArthur Boulevard, Irving 1, LP, Paradise Properties — MacArthur Boulevard, Irving 1, LP, BFI — MacArthur Boulevard, Irving 1, LP, Catherine Tong — MacArthur Boulevard, Irving 1, LP, Bella — MacArthur Boulevard, Irving 1, LP, RCC And BJC Olivera — MacArthur Boulevard, Irving 1, LP, M & M Realty — MacArthur Boulevard, Irving 1, LP, Blake Enterprises — MacArthur Boulevard, Irving 1, LP, Rabun — MacArthur Boulevard, Irving 1, LP, Ronald & Harriet Braasch — MacArthur Boulevard, Irving 1, LP, JME — MacArthur Boulevard, Irving 1, LP, James A. Dunn — MacArthur Boulevard, Irving 1, LP, JTFP — MacArthur Boulevard, Irving 1, LP, Gottuso — MacArthur Boulevard, Irving 1, LP and Cathryn R. Finch — MacArthur Boulevard, Irving 1, LP (Incorporated by reference to Exhibit 10.11 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on October 17, 2012).

10.6
Purchase Agreement and Escrow Instructions, dated January 31, 2012, between FS Harvey, LLC and Series C, LLC (Incorporated by reference to Exhibit 10.10 to the Company's post-effective amendment to Form S-11 (File No. 333-166447) filed on April 18, 2012).

10.7
Purchase Agreement and Escrow Instructions, dated October 3, 2012, between FR NLF 11, LLC and Series C, LLC (Incorporated by reference to Exhibit 10.12 to the Company's post-effective amendment to Form S-11 (File No. 333-166447) filed on January 17, 2013).

10.8
Credit Agreement, dated November 29, 2012, among Cole Corporate Income Operating Partnership, LP, Bank of American, N.A., Wells Fargo Bank, National Association, and the other lenders set forth therein (Incorporated by reference to Exhibit 10.13 to the Company's post-effective amendment on Form S-11 (File No. 333-166447) filed on January 17, 2013).

10.9
Purchase and Sale Agreement, dated December 5, 2012, by and among Tango S.C., LLC and Series C, LLC (Incorporated by reference to Exhibit 10.14 to the Company's post-effective amendment on Form S-11 (File No. 333-166447) filed on January 17, 2013).

10.10
Purchase Agreement and Escrow Instructions, dated September 27, 2012, between Ryan Ankeny, LLC and Series C, LLC (Incorporated by reference to Exhibit 10.15 to the Company's post-effective amendment on Form S-11 (File No. 333-166447) filed on January 17, 2013).

10.11
Amended and Restated Agreement of Purchase and Sale, dated December 19, 2012, by and among CV Coliseum Building, LLC, CV Coliseum Lease I, LLC,CV Coliseum Lease 2, LLC and Series C, LLC (Incorporated by reference to Exhibit 10.16 to the Company's post-effective amendment on Form S-11 (File No. 333-166447) filed on January 17, 2013).

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