Form 10-Q
period 2013-03-31
COLE CORPORATE INCOME TRUST, INC.
filed 2013-05-14
CIK 1490626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 000-54940

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of May 10, 2013, there were 42,380,510 shares of common stock, par value $0.01, of Cole Corporate Income Trust, Inc. outstanding.

COLE CORPORATE INCOME TRUST, INC.

PART I
FINANCIAL INFORMATION
The accompanying condensed consolidated unaudited interim financial statements as of and for the three months ended March 31, 2013 have been prepared by Cole Corporate Income Trust, Inc. (the “Company,” “we,” “us” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We make no representation or warranty (expressed or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the “Item 1A— Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

COLE CORPORATE INCOME TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
ASSETS
Investment in real estate assets:
Land	$38,203	$34,404
Buildings and improvements, less accumulated depreciation of $4,019 and $2,173, respectively	297,702	226,067
Acquired intangible lease assets, less accumulated amortization of $1,883 and $1,008, respectively	47,382	33,615
Total investment in real estate assets, net	383,287	294,086
Cash and cash equivalents	18,037	12,188
Restricted cash	1,407	357
Rents and tenant receivables	1,538	829
Property escrow deposits, prepaid expenses and other assets	3,879	1,734
Deferred financing costs, less accumulated amortization of $350 and $148, respectively	4,168	2,098
Total assets	$412,316	$311,292
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable	$146,400	$162,453
Accounts payable and accrued expenses	3,026	3,025
Escrowed investor proceeds	1,098	48
Due to affiliates	1,264	108
Acquired below market lease intangibles, less accumulated amortization of $418 and $278, respectively	11,879	4,199
Distributions payable	1,497	864
Deferred rental income and other liabilities	1,266	1,211
Total liabilities	166,430	171,908
Commitments and contingencies
Redeemable common stock	3,452	2,105
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 29,507,542 and 16,842,189 shares issued and outstanding, respectively	295	168
Capital in excess of par value	260,503	148,576
Accumulated distributions in excess of earnings	(18,364)	(11,465)
Total stockholders’ equity	242,434	137,279
Total liabilities and stockholders’ equity	$412,316	$311,292
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CORPORATE INCOME TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues:
Rental and other property income	$6,232	$732
Tenant reimbursement income	1,240	194
Total revenue	7,472	926
Expenses:
General and administrative expenses	663	180
Property operating expenses	1,256	194
Advisory fees and expenses	680	—
Acquisition related expenses	3,756	—
Depreciation	1,846	205
Amortization	831	92
Total operating expenses	9,032	671
Operating (loss) income	(1,560)	255
Other income (expense):
Interest and other income	5	1
Interest expense	(1,749)	(255)
Total other expense	(1,744)	(254)
Net (loss) income	$(3,304)	$1
Weighted average number of common shares outstanding:
Basic and diluted	22,357,817	1,821,843
Net (loss) income per common share:
Basic and diluted	$(0.15)	$0.00
Distributions declared per common share	$0.16	$0.16
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CORPORATE INCOME TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2013	16,842,189	$168	$148,576	$(11,465)	$137,279
Issuance of common stock	12,688,458	127	126,466	—	126,593
Distributions to investors	—	—	—	(3,595)	(3,595)
Commissions on stock sales and related dealer manager fees	—	—	(11,062)	—	(11,062)
Other offering costs	—	—	(1,902)	—	(1,902)
Redemptions of common stock	(23,105)	—	(228)	—	(228)
Changes in redeemable common stock	—	—	(1,347)	—	(1,347)
Net loss	—	—	—	(3,304)	(3,304)
Balance, March 31, 2013	29,507,542	$295	$260,503	$(18,364)	$242,434
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CORPORATE INCOME TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(3,304)	$1
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	1,846	205
Amortization of intangible lease assets and below market lease intangibles, net	735	49
Amortization of deferred financing costs	202	11
Changes in assets and liabilities:
Rents and tenant receivables	(709)	—
Prepaid expenses and other assets	(1,020)	27
Accounts payable and accrued expenses	181	(334)
Deferred rental income and other liabilities	55	2
Due from affiliates	—	15
Due to affiliates	1,156	13
Net cash used in operating activities	(858)	(11)
Cash flows from investing activities:
Investment in real estate assets	(84,282)	(1,030)
Payment of property escrow deposits	(1,075)	—
Change in restricted cash	(1,050)	854
Net cash used in investing activities	(86,407)	(176)
Cash flows from financing activities:
Proceeds from issuance of common stock	125,018	10,222
Offering costs on issuance of common stock	(12,964)	(1,046)
Redemptions of common stock	(228)	—
Proceeds from line of credit	60,000	—
Repayment of line of credit	(76,053)	—
Repayment of note payable to affiliates	—	(2,975)
Distributions to investors	(1,387)	(121)
Escrowed investor proceeds	1,050	157
Deferred financing costs paid	(2,272)	(10)
Payment of loan deposit	(50)	—
Net cash provided by financing activities	93,114	6,227
Net increase in cash and cash equivalents	5,849	6,040
Cash and cash equivalents, beginning of period	12,188	1,881
Cash and cash equivalents, end of period	$18,037	$7,921
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$1,497	$120
Accrued capital expenditures	$—	$25
Common stock issued through distribution reinvestment plan	$1,575	$128
Supplemental Cash Flow Disclosures:
Interest paid	$1,120	$237
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
March 31, 2013
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Corporate Income Trust, Inc. (the “Company”) is a Maryland corporation that was formed on April 6, 2010, which has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. The Company is the sole general partner of, and owns a 99.99% partnership interest in Cole Corporate Income Operating Partnership, LP, a Delaware limited partnership (“CCI OP”). Cole Corporate Income Advisors, LLC (“CCI Advisors”), the advisor to the Company, is the sole limited partner and owner of an insignificant noncontrolling partnership interest of less than 0.01% of CCI OP.
On February 10, 2011, pursuant to a registration statement filed on Form S-11 (Registration No. 333-166447) (the “Registration Statement”) with the SEC under the Securities Act of 1933, as amended (the "Securities Act"), the Company commenced its initial public offering on a “best efforts” basis, offering up to a maximum of 250.0 million shares of its common stock at a price of $10.00 per share, and up to 50.0 million additional shares pursuant to a distribution reinvestment plan (the “DRIP”) under which its stockholders may elect to have distributions reinvested in additional shares at a price of $9.50 per share (the “Offering”).
On June 28, 2011, the Company issued the initial 370,727 shares in the Offering and commenced principal operations. As of March 31, 2013, the Company had issued approximately 29.5 million shares of its common stock in the Offering for gross offering proceeds of $294.4 million before offering costs and selling commissions of $30.1 million. The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of single-tenant, income-producing necessity corporate office and industrial properties, which are leased to creditworthy tenants and strategically located throughout the United States. The Company expects that most of its properties will be subject to “net” leases, whereby the tenant will be primarily responsible for the property’s cost of repairs, maintenance, property taxes, utilities, insurance and other operating costs. As of March 31, 2013, the Company owned 21 properties comprising 3.7 million rentable square feet of commercial space located in 11 states, which were 100% leased.
The Company's board of directors has approved closing of the primary offering in the third quarter of 2013. The Company currently expects to stop offering shares of its common stock in the primary offering on August 30, 2013. The Company's general policy is to accept subscription agreements signed by an investor on or before August 30, 2013, which are received in good order. The Company intends to continue to issue shares of its common stock in the Offering pursuant to the DRIP following the termination of the primary offering.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2012, and related notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
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
March 31, 2013

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
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate and related assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the three months ended March 31, 2013, or 2012.
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
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of March 31, 2013.
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

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2013

The fair values of above market and below market lease intangibles are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease values are capitalized as intangible lease assets or liabilities, respectively. Above market lease values are amortized as a reduction to rental income over the remaining terms of the respective leases. Below market leases are amortized as an increase to rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not the Company expects a tenant to execute a bargain renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, remaining lease term, the tenant mix of the leased property, the Company’s relationship with the tenant and the availability of competing tenant space. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market or below market lease values relating to that lease would be recorded as an adjustment to rental income.
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
The Company has acquired, and may continue to acquire, certain properties subject to contingent consideration arrangements that may obligate the Company to pay additional consideration to the seller based on the outcome of future events. Additionally, the Company may acquire certain properties for which it funds certain contingent consideration amounts into an escrow account pending the outcome of certain future events (the “Escrow Receivables”). The outcome may result in the release of all or a portion of the escrow funds to the Company or the seller or a combination thereof. Contingent consideration arrangements are based on a predetermined formula and have set time periods regarding the obligation to make future payments, including funds released to the seller from escrow accounts, or the right to receive escrowed funds as set forth in the respective purchase and sale agreement. Contingent consideration arrangements, including amounts funded through an escrow account, are recorded upon acquisition of the respective property at their estimated fair value, and any changes to the estimated fair value, subsequent to acquisition, are reflected in the accompanying condensed consolidated unaudited statements of operations. The determination of the amount of contingent consideration arrangements is based on the probability of several possible outcomes as identified by management. The respective amounts recorded are carried at fair value.
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
Restricted Cash
Restricted cash included $309,000 held in a lender cash management account as of March 31, 2013 and December 31, 2012. As part of a certain debt agreement, rents from one of the Company’s tenants is deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess funds are disbursed to the Company. In addition, restricted cash included $1.1 million and $48,000 as of March 31, 2013 and December 31, 2012, respectively, of escrowed investor proceeds for which shares of common stock had not been issued as of March 31, 2013 and December 31, 2012, respectively.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2013

Concentration of Credit Risk
As of March 31, 2013, the Company had cash on deposit, including restricted cash, at three financial institutions, two of which had deposits in excess of federally insured levels, totaling $17.8 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of March 31, 2013, three of the Company's tenants, PNC Bank, N.A, Amazon.com.dedc, LLC and Compass Group USA, Inc., accounted for 18%, 14%, and 13%, respectively, of the Company's 2013 gross annualized rental revenues. The Company also had certain geographic concentrations in its property holdings. As of March 31, 2013, the Company had properties located in the following states, with respective gross annualized rental revenues equal to or greater than 10% of the Company's 2013 total gross annualized rental revenues: North Carolina (18%), Pennsylvania (18%), South Carolina (17%), Texas (13%) and Colorado (10%). In addition, the Company had tenants in five industries, with respective gross annualized rental revenues greater than 10% of the Company's 2013 total gross annualized rental revenues: other professional services (21%), wholesale (19%), financial services (18%), manufacturing (16%) and healthcare (16%).
Redeemable Common Stock
Under the Company’s share redemption program, the Company’s requirement to redeem shares of its outstanding common stock is limited, among other things, to the net proceeds received by the Company from the sale of shares under the DRIP, net of shares redeemed to date. The Company records amounts that are redeemable under the share redemption program as redeemable common stock outside of permanent equity in its condensed consolidated unaudited balance sheets. As of March 31, 2013 and December 31, 2012, the Company had issued 374,307 and 208,454 shares of common stock, respectively, under the DRIP for proceeds of approximately $3.6 million and $2.0 million, respectively. Changes in the amount of redeemable common stock from period to period are recorded as an adjustment to capital in excess of par value.
New Accounting Pronouncements
In February 2013, the U.S. Financial Accounting Standards Board issued Accounting Standards Update, 2013-02 Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which amends the reporting requirements for comprehensive income pertaining to the reclassification of items out of accumulated other comprehensive income. ASU 2013-02 was effective for the Company beginning January 1, 2013. The adoption of ASU 2013-02 did not have a material impact on the Company's condensed consolidated unaudited financial statements because the Company did not have other comprehensive income.
NOTE 3 — FAIR VALUE MEASUREMENTS
GAAP defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. GAAP emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2013

Cash and cash equivalents and restricted cash - The Company considers the carrying amount of these financial assets to approximate fair value because of the short period of time between their origination and their expected realization.
Credit facility and notes payable - The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The estimated fair value of the Company's debt was $147.2 million as of March 31, 2013, compared to the carrying value on that date of $146.4 million. The estimated fair value of the Company's debt was $162.5 million as of December 31, 2012, which approximated the carrying amount on that date. The fair value of the Company’s debt is estimated using Level 2 inputs.
Contingent consideration arrangements - The contingent consideration arrangements are carried at fair value and are valued using Level 3 inputs. The fair value of the Escrow Receivables is determined based on the probability of several possible outcomes, which are contingent on the future outcome of various property tax appeals related to certain property acquisitions. The estimated fair value of these arrangements was $1.6 million as of March 31, 2013 and December 31, 2012, and is included in the accompanying condensed consolidated unaudited balance sheets in property escrow deposits, prepaid expenses and other assets as the Company expects such amounts to be refunded.  As of March 31, 2013, there have been no purchases, sales, issuances or settlements with respect to the contingent consideration arrangements.

NOTE 4 — REAL ESTATE ACQUISITIONS
2013 Property Acquisitions
During the three months ended March 31, 2013, the Company acquired eight commercial properties for an aggregate purchase price of $84.1 million (the “2013 Acquisitions”). The Company purchased the 2013 Acquisitions with net proceeds from the Offering and available debt proceeds from the Company's credit facility. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

March 31, 2013
Land	$3,799
Building and improvements	73,481
Acquired in-place leases	14,642
Acquired below-market leases	(7,820)
Total purchase price	$84,102
The Company recorded revenue for the three months ended March 31, 2013 of $475,000 and a net loss for the three months ended March 31, 2013 of $3.3 million related to the 2013 Acquisitions. In addition, the Company recorded $3.8 million of acquisition related expenses for the three months ended March 31, 2013.
The following table summarizes selected financial information of the Company as if the 2013 Acquisitions were completed on January 1, 2012 for each period presented below. The table below presents the Company's estimated revenue and net income (loss), on a pro forma basis, for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Pro forma basis:
Revenue	$8,702	$2,631
Net income (loss)	$881	$(2,860)
The pro forma information for the three months ended March 31, 2013 was adjusted to exclude acquisition related expenses recorded during such period relating to the 2013 Acquisitions. These expenses were recognized in the pro forma information for the three months ended March 31, 2012. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2012, nor does it purport to represent the results of future operations.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2013

2012 Property Acquisitions
During the three months ended March 31, 2012, the Company did not acquire any properties.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2013

NOTE 5 — CREDIT FACILITY AND NOTES PAYABLE
As of March 31, 2013, the Company had $146.4 million of debt outstanding with a weighted average interest rate of 4.18% and a weighted average remaining term of 2.8 years as of March 31, 2013.
The following table summarizes the debt activity for the three months ended March 31, 2013 (in thousands):

		During three months ended March 31, 2013
	Balance as of December 31, 2012	Debt Issuance	Repayments	Balance as of March 31, 2013
Fixed rate debt	$22,400	$—	$—	$22,400
Credit facility	140,053	60,000	(76,053)	124,000
Total	$162,453	$60,000	$(76,053)	$146,400
As of March 31, 2013, the fixed rate debt had interest rates ranging from 4.50% to 4.65%, and various maturity dates ranging from July 2016 through June 2019. The mortgage notes payable are secured by the respective properties on which the debt was placed. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the mortgage loans was $41.5 million as of March 31, 2013.
As of March 31, 2013, the Company had $124.0 million of debt outstanding under its secured revolving credit facility, as amended (the “Credit Facility”), with Bank of America as administrative agent pursuant to a credit agreement (the “Credit Agreement”). The Credit Facility allows the Company to borrow up to $400.0 million, with the maximum amount outstanding not to exceed the borrowing base (the "Borrowing Base"), which is generally calculated as 70% of the aggregate value allocated to each qualified property that is eligible as collateral under the Credit Facility. As of March 31, 2013, the Company had $104.7 million of available borrowings under the Credit Facility based on the Borrowing Base under the Credit Facility. The aggregate balance of gross real estate assets, net of intangible net lease liabilities, securing the Credit Facility was $333.4 million as of March 31, 2013. Subject to meeting certain conditions described in the Credit Agreement and the payment of certain fees, the amount of the Credit Facility may be increased up to a maximum of $750.0 million. The Credit Facility matures on November 29, 2015.
The Credit Facility will bear interest at rates depending upon the type of loan specified by the Company and the ratio of the Company's consolidated indebtedness to its consolidated total asset value (the "Leverage Ratio"). For a (a) Eurodollar rate loan, the interest rate will be equal to (i) if the Leverage Ratio is greater than 65%, LIBOR plus 3.50%, (ii) if the Leverage Ratio is greater than 60% but less than or equal to 65%, LIBOR plus 3.00% and (iii) if the Leverage Ratio is less than or equal to 60%, LIBOR plus 2.50%; and (b) with respect to base rate loans, a percentage per annum equal to (i) if the Leverage Ratio is greater than 65%, base rate plus 2.50%, (ii) if the Leverage Ratio is greater than 60% but less than or equal to 65%, base rate plus 2.00% and (iii) if the Leverage Ratio is less than or equal to 60%, base rate plus 1.50%. As of March 31, 2013, the Credit Facility had a weighted average interest rate of 4.10%.
The Credit Agreement and certain notes payable contain customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements, and dividend payout and REIT qualification requirements. Based on the Company’s analysis and review of its results of operations and financial condition, the Company believes it was in compliance with such covenants as of March 31, 2013.
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

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2013

Purchase Commitments
As of March 31, 2013, the Company had entered into purchase agreements with unaffiliated third-party sellers to acquire a 100% interest in three properties, subject to meeting certain criteria, for an aggregate purchase price of $37.5 million, exclusive of closing costs. As of March 31, 2013, the Company had $1.1 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, which will be forfeited if the transactions are not completed under certain circumstances. These deposits are included in the accompanying condensed consolidated unaudited balance sheets in property escrow deposits, prepaid expenses and other assets. As of May 10, 2013, none of these escrow deposits had been forfeited.
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
Offering
Cole Capital Corporation (“Cole Capital”), the Company’s dealer manager, receives, and will continue to receive, a commission of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. Cole Capital intends to reallow 100% of commissions earned to participating broker-dealers. In addition, up to 2% of gross offering proceeds before reallowance to participating broker-dealers will be paid to Cole Capital as a dealer manager fee. Cole Capital, in its sole discretion, may reallow all or a portion of its dealer manager fee to such participating broker-dealers. No selling commissions or dealer manager fees are paid to Cole Capital or other broker-dealers with respect to shares sold pursuant to the DRIP.
All organization and offering expenses (excluding selling commissions and the dealer manager fee) are paid for by CCI Advisors or its affiliates and can be reimbursed by the Company up to 1.5% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be underwriting compensation. As of March 31, 2013, CCI Advisors had paid organization and offering costs in excess of the 1.5% limit in connection with the Offering. These costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 1.5% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these costs may become payable.
The Company incurred the following commissions, fees and expense reimbursements for services provided by CCI Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012
Offering:
Selling commissions	$8,570	$685
Selling commissions reallowed by Cole Capital	$8,570	$685
Dealer manager fee	$2,492	$205
Dealer manager fee reallowed by Cole Capital	$1,497	$109
Other organization and offering expenses	$1,902	$156

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2013

Acquisitions and Operations
CCI Advisors or its affiliates receive acquisition fees of up to 2% of: (1) the contract purchase price of each property or asset the Company acquires; (2) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (3) the purchase price of any loan the Company acquires; and (4) the principal amount of any loan the Company originates. Additionally, CCI Advisors or its affiliates are reimbursed for acquisition expenses incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6% of the contract purchase price.
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

	Three Months Ended March 31,
	2013	2012
Acquisition and Operations:
Acquisition fees and expenses	$1,705	$—
Advisory fees and expenses	$584	$—
Operating expenses	$665	$—
During the three months ended March 31, 2012, CCI Advisors agreed to waive its rights to advisory fees and expense reimbursements; therefore, the Company did not incur any such fees or expense reimbursements during this period.
Liquidation/Listing
If CCI Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of properties, the Company will pay CCI Advisors or its affiliates a disposition fee in an amount equal to up to one-half of the brokerage commission paid on the sale of the property, not to exceed 1% of the contract price of each property sold; provided, however, in no event may the disposition fee paid to CCI Advisors or its affiliates, when added to the real estate commissions paid to unaffiliated third parties, exceed the lesser of the customary competitive real estate commission or an amount equal to 6% of the contract sales price.
If the Company is sold or its assets are liquidated, CCI Advisors will be entitled to receive a subordinated performance fee equal to 15% of the net sale proceeds remaining after investors have received a return of their net capital invested and an 8% annual cumulative, non-compounded return. Alternatively, if the Company’s shares are listed on a national securities exchange, CCI Advisors will be entitled to a subordinated performance fee equal to 15% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of distributions necessary to generate an 8% annual cumulative, non-compounded return to investors. As an additional alternative, upon termination of the advisory agreement, CCI Advisors may be entitled to a subordinated performance fee similar to that to which CCI Advisors would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination.
 During the three months ended March 31, 2013 and 2012, no commissions or fees were incurred for any such services provided by CCI Advisors and its affiliates related to the services described above.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2013

Due to Affiliates
As of March 31, 2013, $1.3 million was due to CCI Advisors and its affiliates primarily related to advisory fees and operating expenses that had not yet been reimbursed by the Company. As of December 31, 2012, $108,000 was due to CCI Advisors and its affiliates primarily related to the reimbursement of property escrow deposits and acquisition expenses paid on the Company's behalf in connection with the 12 commercial properties acquired during the year ended December 31, 2012.
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
NOTE 9 — SUBSEQUENT EVENTS
Status of the Offering
As of May 10, 2013, the Company had received $422.7 million in gross offering proceeds through the issuance of approximately 42.4 million shares of its common stock in the Offering (including shares issued pursuant to the DRIP).
Investment in Real Estate and Related Assets
Subsequent to March 31, 2013, the Company acquired five properties for an aggregate purchase price of $253.5 million. The acquisitions were funded with net proceeds of the Offering, available debt proceeds from the Credit Facility and a mortgage loan secured by one of the acquired properties. Acquisition related expenses totaling $5.1 million were expensed as incurred.
CCPT III/Cole Holdings Merger
On April 5, 2013, Cole Credit Property Trust III, Inc. (“CCPT III”) acquired the Company's sponsor pursuant to a transaction whereby Cole Holdings Corporation (“Cole Holdings”) merged with and into CREInvestments, LLC (“CREI”), a wholly-owned subsidiary of CCPT III. Prior to the merger, Cole Holdings was wholly-owned by Mr. Christopher H. Cole, the Company's chairman of the board, chief executive officer and president. Cole Holdings was also an affiliate of the Company's sponsor, the parent company and indirect owner of the Company's advisor, and was the indirect owner of the Company's dealer- manager. As a result of the merger, the Company's advisor and dealer manager are wholly-owned by CREI.  Also in connection with the merger, the property management services previously performed for the Company by Cole Realty Advisors, Inc. have been assigned to CREI Advisors, LLC, a wholly-owned subsidiary of CREI. Despite the indirect change in control of the Company's advisor and dealer manager, and the assignment of these property management services to CREI Advisors, LLC, the Company expects that the advisory, dealer manager and property management services it receives will continue without any merger-related changes in personnel or service procedures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012. The terms “we,” “us,” “our” and the “Company” refer to Cole Corporate Income Trust, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated unaudited financial statements and the notes thereto.
Forward-Looking Statements
Except for historical information, this section contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including discussion and analysis of our financial condition and our subsidiaries, our anticipated capital expenditures, amounts of anticipated cash distributions to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” or comparable words, variations and similar expressions are intended to identify forward-looking statements. All statements not based on historical fact are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or implied in the forward-looking statements. A full discussion of our risk factors may be found under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include, among others, changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, rent relief, inability to obtain new tenants upon the expiration or termination of existing leases, inability to obtain financing or refinance existing debt and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified under “Item 1A—Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012.
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
Overview
We were formed on April 6, 2010 to acquire and operate commercial real estate primarily consisting of single-tenant, income-producing necessity corporate office and industrial properties net leased to investment grade and other creditworthy tenants located throughout the United States. We commenced our principal operations on June 28, 2011, when we issued the initial 370,727 shares of our common stock in the Offering. We have no paid employees and are externally advised and managed by CCI Advisors, our advisor. We elected to be taxed, and currently qualify, as a REIT for federal income tax purposes.

Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our properties' indebtedness and acquisition and operating expenses. Rental and other property income accounted for 83% and 79% of total revenue for the three months ended March 31, 2013 and 2012, respectively. As 100% of our rentable square feet was under lease as of March 31, 2013, with a weighted average remaining lease term of 10.7 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenants’ financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.

As of March 31, 2013, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets, net of gross intangible lease liabilities, was 39%. As we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any new indebtedness used to acquire such properties. We may manage our risk of changes in real estate prices on future property acquisitions, when applicable, by entering into purchase agreements and loan commitments simultaneously so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with our future property acquisitions, when applicable, or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.
Recent Market Conditions
Beginning in late 2007, domestic and international financial markets experienced significant disruptions that were brought about in large part by challenges in the global banking system. These disruptions severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Financial conditions affecting commercial real estate have improved and continue to improve, as low treasury rates and increased lending from banks, insurance companies and commercial mortgage backed securities (“CMBS”) conduits have put downward pressure on mortgage rates. Nevertheless, the lending market remains sensitive to the macro environment, such as Federal Reserve policy, market sentiment or regulatory factors affecting the banking and CMBS industries. While we expect that financial conditions will remain favorable, if they were to deteriorate we may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including the securitization of debt, utilizing fixed rate loans, borrowings on the Credit Facility, short-term variable rate loans, assuming existing mortgage loans in connection with property acquisitions, entering into interest rate lock or swap agreements, or completing any combination of the foregoing.

Commercial real estate fundamentals continue to strengthen, as a moderate pace of job creation has supported gains in office absorption, retail sales and warehouse distribution. Although construction activity has increased, it remains near historic lows; as a result, incremental demand growth has helped to reduce vacancy rates and support modest rental growth.  Improving fundamentals have resulted in gains in property values; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of March 31, 2013, 100% of the rentable square feet of our properties was under lease. However, if the recent improvements in economic conditions do not continue, we may experience vacancies or be required to reduce rental rates on occupied space. While CCI Advisors will actively seek to lease our vacant space if we do experience vacancies, such space may be leased at lower rental rates and for shorter lease terms than our current leases provide.

Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate assets as of March 31, 2013 and 2012:

	March 31,
	2013	2012
Number of properties	21	1
Approximate rentable square feet	3.7 million	145,000
Percentage of rentable square feet leased	100%	100%
The following table summarizes our real estate investment activity during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Properties acquired	8	—
Approximate purchase price of acquired properties	$84.1 million	$—
Approximate rentable square feet	514,000	—

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
Revenue increased $6.5 million to $7.5 million for the three months ended March 31, 2013, compared to $926,000 for the three months ended March 31, 2012. Our revenue consisted primarily of rental and other property income, which accounted for 83% and 79% of total revenues during the three months ended March 31, 2013 and 2012, respectively. We also paid certain operating expenses subject to reimbursement by the tenant, which resulted in $1.2 million and $194,000 in tenant reimbursement income during the three months ended March 31, 2013 and 2012, respectively. These increases were due to owning 13 income producing properties for the entire three months ended March 31, 2013 and purchasing eight additional properties during such period, compared to owning one property during the three months ended March 31, 2012.
General and administrative expenses increased $483,000 to $663,000 for the three months ended March 31, 2013, compared to $180,000 for the three months ended March 31, 2012. The increase was primarily due to incurring operating expenses reimbursable to our advisor during the three months ended March 31, 2013, while such expenses were waived by our advisor during the three months ended March 31, 2012, combined with incurring unused fees on the Credit Facility during the three months ended March 31, 2013, while the Credit Facility was not in place during the three months ended March 31, 2012. The increase was also due to increases in state franchise taxes and escrow and trustee fees, primarily due to increases in equity and real estate owned during the three months ended March 31, 2013.
Property operating expenses increased $1.1 million to $1.3 million for the three months ended March 31, 2013, compared to $194,000 for the three months ended March 31, 2012. The increase was primarily related to owning 13 properties for the entire three months ended March 31, 2013 and purchasing eight additional properties during such period, compared to owning one property during the three months ended March 31, 2012. The primary property operating expenses were property repairs and maintenance, taxes and property related insurance.
Pursuant to the advisory agreement with CCI Advisors and based upon the amount of our current invested assets, we are required to pay to CCI Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets. Additionally, we may be required to reimburse certain expenses incurred by CCI Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses for the three months ended March 31, 2013 totaled $680,000. There were no advisory fees and expenses for the three months ended March 31, 2012 as CCI Advisors waived its rights to these fees during this period.
Acquisition related expenses were $3.8 million for the three months ended March 31, 2013, compared to incurring no acquisition related expenses for the three months ended March 31, 2012. The increase related to the acquisition of $84.1 million in properties during the three months ended March 31, 2013, compared to no acquisitions during the three months ended March 31, 2012.

Depreciation and amortization expenses increased $2.4 million to $2.7 million for the three months ended March 31, 2013, compared to $297,000 for the three months ended March 31, 2012. The increase was primarily the result of incurring depreciation and amortization expense for the 21 properties owned or acquired during the entire three months ended March 31, 2013, compared to incurring depreciation and amortization for only one property during the three months ended March 31, 2012.
Interest expense increased $1.5 million to $1.7 million for the three months ended March 31, 2013, compared to $255,000 for the three months ended March 31, 2012. The increase primarily related to the balance on the Credit Facility that was outstanding for the entire three months ended March 31, 2013, compared to no outstanding balance on the Credit Facility during the three months ended March 31, 2012. As of March 31, 2013, the outstanding principal balance on the Credit Facility was $124.0 million.
Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001780821 per share (which equates to approximately 6.50% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period, commencing on January 1, 2013 and ending on June 30, 2013.
During the three months ended March 31, 2013, we paid distributions of $3.0 million, including $1.6 million through the issuance of shares pursuant to the DRIP. During the three months ended March 31, 2012, we paid distributions of $249,000, including $128,000 through the issuance of shares pursuant to the DRIP. Net cash used in operating activities for the three months ended March 31, 2013 was $858,000 and reflected a reduction for real estate acquisition related expenses incurred of $3.8 million, in accordance with GAAP. No real estate acquisition related expenses were incurred during the three months ended March 31, 2012. As set forth in the “Estimated Use of Proceeds” section of the prospectus for the Offering, as supplemented, we treat our real estate acquisition related expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock for the three months ended March 31, 2013 are considered a source of our distributions to the extent that real estate acquisition related expenses have reduced net cash flows used in operating activities. As such, all of our 2013 distributions were funded from proceeds from the Offering. The distributions paid during the three months ended March 31, 2012 were funded by net cash provided by operating activities from the prior year (in excess of distributions paid in the prior year) in the amount of $219,000, or 88%, combined with proceeds from the Offering of $30,000, or 12%.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. We will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under the DRIP. In addition, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12 month period ending on the last day of the fiscal quarter for which the redemptions are being paid. During the three months ended March 31, 2013, we redeemed 23,105 shares under our share redemption program for $228,500 at an average redemption price of $9.89 per share. As of March 31, 2013, the Company had received valid redemption requests for 5,545 shares, which were redeemed in full subsequent to March 31, 2013 for $55,375 at an average redemption price of $9.99 per share.
Liquidity and Capital Resources
General
Our principal demands for funds will be for real estate and real estate-related investments, for the payment of acquisition related costs, operating expenses, distributions and redemptions to stockholders and principal and interest on any current and any future indebtedness. Generally, cash needs for items other than acquisitions and acquisition related expenses will be generated from operations of our current and future investments. We expect to meet cash needs for acquisitions from the net proceeds of the Offering and from debt financings. The sources of our operating cash flows will primarily be provided by the rental income received from current and future leased properties. We expect to continue to raise capital through the Offering and to utilize such funds and future proceeds from secured or unsecured financing to complete future property acquisitions. As of March 31, 2013, we had raised $294.4 million of gross proceeds from the Offering before offering costs and selling commissions of $30.1 million.

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
We expect our operating cash flows to increase as we acquire additional properties. Assuming a maximum Offering and assuming all shares available under the DRIP are sold, we expect that approximately 88.6% of the gross proceeds from the sale of our common stock will be invested in real estate and real estate-related assets, while the remaining approximately 11.4% will be used for working capital and to pay costs of the Offering, including sales commissions, dealer manager fees, organization and offering expenses and fees and expenses of our advisor in connection with acquiring properties. CCI Advisors pays the organizational and other offering costs associated with the sale of our common stock, which we reimburse in an amount up to 1.5% of the gross proceeds of the Offering. As of March 31, 2013, CCI Advisors had paid offering and organization costs in excess of such 1.5% limit in connection with the Offering. These costs were not included in our financial statements because such costs were not a liability to us as they exceeded 1.5% of gross proceeds from the Offering. As we raise additional proceeds from the Offering, these costs may become payable.
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
We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions, as necessary, including proceeds from the Offering, borrowings on the Credit Facility and/or future borrowings on unencumbered assets. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offering or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders in excess of cash flows from operations.
As of March 31, 2013, we had $146.4 million of debt outstanding, with a weighted average interest rate of 4.18%. Our contractual obligations as of March 31, 2013 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - fixed rate debt	$22,400	$—	$—	$18,126	$4,274
Interest payments - fixed rate debt	3,967	1,047	2,096	602	222
Principal payments - credit facility	124,000	—	124,000	—	—
Interest payments - credit facility (2)	14,018	5,155	8,863	—	—
Total	$164,385	$6,202	$134,959	$18,728	$4,496

(1)	The table does not include amounts due to CCI Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Payment obligations for the revolving loans outstanding under the Credit Facility are based on the weighted average interest rate in effect as of March 31, 2013 of 4.10%.

We expect to incur additional borrowings in the future to acquire additional properties and make other real estate related investments. There is no limitation on the amount we may borrow against any single improved property. Our future borrowings will not exceed 300% of our net assets as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association REIT Guidelines; however, we may exceed that limit if approved by a majority of our independent directors. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. As of March 31, 2013, our ratio of debt to total gross real estate assets, net of gross intangible lease liabilities, was 39%.
Cash Flow Analysis
Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
Operating Activities. During the three months ended March 31, 2013, net cash used in operating activities was $858,000, compared to $11,000 for the three months ended March 31, 2012. The change was primarily due to a net loss of $3.3 million and a decrease in working capital accounts of $60,000, offset by an increase in depreciation and amortization of $2.5 million. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities was $86.4 million for the three months ended March 31, 2013, compared to $176,000 for the three months ended March 31, 2012. The increase was primarily due to an increase in investment in real estate assets of $83.3 million, an increase in the change in restricted cash of $1.9 million and an increase in the payment of property escrow deposits of $1.1 million.
Financing Activities. Net cash provided by financing activities increased $86.9 million to $93.1 million for the three months ended March 31, 2013, compared to $6.2 million for the three months ended March 31, 2012. The increase was primarily due to an increase in proceeds from the issuance of common stock under the Offering of $114.8 million, offset by an increase in offering costs of $11.9 million, an increase in repayment of notes payable, net of proceeds, of $16.1 million and an increase in deferred financing costs paid of $2.3 million.
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
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2012, and our critical accounting policies have not changed during the three months ended March 31, 2013. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2012, and related notes thereto.
Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 6 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanations.
Related-Party Transactions and Agreements
We have entered into agreements with CCI Advisors and its affiliates whereby we have paid, and will continue to pay, certain fees to, or reimburse certain expenses of, CCI Advisors or its affiliates, such as acquisition and advisory fees and expenses, organization and offering costs, sales commissions, dealer manager fees and expenses, leasing fees and reimbursement of certain operating costs. See Note 7 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a further explanation of the various related-party transactions, agreements and fees.
Subsequent Events
Certain events occurred subsequent to March 31, 2013 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 9 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.
New Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off-Balance Sheet Arrangements
As of March 31, 2013 and December 31, 2012, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
In connection with the acquisition of our properties, we have obtained variable rate debt financing, and are therefore exposed to changes in LIBOR. As of March 31, 2013, we had $124.0 million of variable rate debt outstanding on the Credit Facility, and a change of 50 basis points in interest rates would result in a change in interest expense of $620,000 per annum. In the future, we may obtain additional variable rate debt financing to fund certain property acquisitions, and may be further exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. In addition, we expect that we may enter into derivative financial instruments such as interest rate swaps, interest rate caps and rate lock arrangements in order to mitigate our interest rate risk. To the extent we enter into such arrangements, we are exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2013, were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On April 29, 2010, we sold 20,000 shares of common stock, at $10.00 per share, to Cole Holdings, which formerly was the indirect owner of CCI Advisors and our dealer manager. On February 10, 2011, the Registration Statement for the offering of up to 250.0 million shares of common stock at a price of $10.00 per share was declared effective under the Securities Act. The Registration Statement also covered the offering of up to 50.0 million shares of common stock pursuant to the DRIP, under which stockholders may elect to have distributions reinvested in additional shares at a price of $9.50 per share.
As of March 31, 2013, we had issued approximately 29.5 million shares in the Offering for gross proceeds of $294.4 million, out of which we paid $25.7 million in selling commissions and dealer manager fees, $4.4 million in organization and offering costs and $7.6 million in acquisition related expenses to our advisor or its affiliates. With the net offering proceeds, we acquired $376.8 million in real estate and related assets. As of May 10, 2013, we have sold approximately $42.4 million shares in the Offering for gross offering proceeds of $422.7 million.
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. We will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under the DRIP. In addition, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12 month period ending on the last day of the fiscal quarter for which the redemptions are being paid.
The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest. During the three months ended March 31, 2013, we redeemed 23,105 shares for a total of $228,500, or an average price per share of $9.89, all of which were redeemed in February 2013.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended March 31, 2013 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended March 31, 2013 that would require a response to this item.

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
Date: May 13, 2013

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.4
Certificate of Correction to Articles of Amendment and Restatement, dated January 25, 2013 (Incorporated by reference to Exhibit 3.4 to the Company's Form 10-K (File No. 333-166447), filed on March 28, 2013).

4.1	Form of Initial Subscription Agreement (Incorporated by reference to Exhibit 4.1 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed April 16, 2013).
4.2	Form of Additional Investment Subscription Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed April 16, 2013).
4.3	Form of Alternative Initial Subscription Agreement (Incorporated by reference to Exhibit 4.3 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on April 16, 2013).
4.4
Form of Initial Subscription Agreement for use with Alabama investors (Incorporated by reference to Exhibit 4.4 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on April 16, 2013).

4.5
Form of Additional Subscription Agreement for use with Alabama investors (Incorporated by reference to Exhibit 4.5 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on April 16, 2013).

4.6	Alternative Form of Additional Subscription Agreement (Incorporated by reference to Exhibit 4.6 to the Company's post-effective amendment to Form S-11 (File No. 333-166447), filed April 16, 2013).
10.19
First Amendment to Credit Agreement, dated March 4, 2013, among Cole Corporate Income Operating Partnership, LP, Bank of America, N.A., Wells Fargo Bank, National Association, and the other lenders set forth therein (incorporated by reference to Exhibit 10.19 to the Company's post-effective amendment to Form S-11 (File No. 333-166447), filed on April 16, 2013).

10.20
Purchase and Sale Agreement by and between Cole OF Philadelphia PA, LLC, the Company and Liberty Property Philadelphia, LP and Liberty Lehigh Partnership, assigned to the Company on March 13, 2013 (incorporated by reference to Exhibit 10.20 to the Company's post-effective amendment to Form S-11 (File No. 333-166447), filed on April 16, 2013).

10.21
Third Amendment to Agreement of Sale and Purchase by and between Liberty Property Philadelphia Limited Partnership, Liberty Lehigh Partnership and Series C, LLC, assigned to the Company on March 13, 2013 (incorporated by reference to Exhibit 10.21 to the Company's post-effective amendment to Form S-11 (File No. 333-166447), filed on April 16, 2013).

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
**
In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

***
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.