Form 10-Q
period 2013-06-30
COLE CORPORATE INCOME TRUST, INC.
filed 2013-08-12
CIK 1490626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
As of August 8, 2013, there were 100,219,928 shares of common stock, par value $0.01, of Cole Corporate Income Trust, Inc. outstanding.

COLE CORPORATE INCOME TRUST, INC.

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

COLE CORPORATE INCOME TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
ASSETS
Investment in real estate assets:
Land	$123,267	$34,404
Buildings and improvements, less accumulated depreciation of $8,213 and $2,173, respectively	705,783	226,067
Acquired intangible lease assets, less accumulated amortization of $3,692 and $1,008, respectively	93,304	33,615
Total investment in real estate assets, net	922,354	294,086
Cash and cash equivalents	19,721	12,188
Restricted cash	9,401	357
Rents and tenant receivables	3,724	829
Property escrow deposits, prepaid expenses and other assets	3,726	1,734
Deferred financing costs, less accumulated amortization of $725 and $148, respectively	4,587	2,098
Total assets	$963,513	$311,292
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable	$431,400	$162,453
Accounts payable and accrued expenses	4,866	3,025
Escrowed investor proceeds	6,625	48
Due to affiliates	590	108
Acquired below market lease intangibles, less accumulated amortization of $727 and $278, respectively	17,039	4,199
Distributions payable	2,913	864
Deferred rental income and other liabilities	3,911	1,211
Total liabilities	467,344	171,908
Commitments and contingencies
Redeemable common stock	6,632	2,105
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 59,710,252 and 16,842,189 shares issued and outstanding, respectively	597	168
Capital in excess of par value	527,467	148,576
Accumulated distributions in excess of earnings	(38,527)	(11,465)
Total stockholders’ equity	489,537	137,279
Total liabilities and stockholders’ equity	$963,513	$311,292
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CORPORATE INCOME TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Rental and other property income	$12,589	$879	$18,821	$1,611
Tenant reimbursement income	2,291	240	3,531	433
Total revenue	14,880	1,119	22,352	2,044
Expenses:
General and administrative expenses	1,002	242	1,665	422
Property operating expenses	2,306	240	3,562	433
Advisory fees and expenses	1,378	—	2,058	—
Acquisition related expenses	14,181	305	17,937	305
Depreciation	4,194	243	6,040	448
Amortization	1,754	112	2,585	204
Total operating expenses	24,815	1,142	33,847	1,812
Operating (loss) income	(9,935)	(23)	(11,495)	232
Other income (expense):
Interest and other income	8	13	13	14
Interest expense	(3,057)	(242)	(4,806)	(498)
Total other expense	(3,049)	(229)	(4,793)	(484)
Net loss	$(12,984)	$(252)	$(16,288)	$(252)
Weighted average number of common shares outstanding:
Basic and diluted	44,165,573	4,498,874	33,321,937	3,160,358
Net loss per common share:
Basic and diluted	$(0.29)	$(0.06)	$(0.49)	$(0.08)
Distributions declared per common share	$0.16	$0.16	$0.32	$0.33
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CORPORATE INCOME TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2013	16,842,189	$168	$148,576	$(11,465)	$137,279
Issuance of common stock	42,896,713	429	427,402	—	427,831
Distributions to investors	—	—	—	(10,774)	(10,774)
Commissions on stock sales and related dealer manager fees	—	—	(37,269)	—	(37,269)
Other offering costs	—	—	(6,431)	—	(6,431)
Redemptions of common stock	(28,650)	—	(284)	—	(284)
Changes in redeemable common stock	—	—	(4,527)	—	(4,527)
Net loss	—	—	—	(16,288)	(16,288)
Balance, June 30, 2013	59,710,252	$597	$527,467	$(38,527)	$489,537
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CORPORATE INCOME TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(16,288)	$(252)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	6,040	448
Amortization of intangible lease assets and below market lease intangibles, net	2,233	118
Amortization of deferred financing costs	577	25
Changes in assets and liabilities:
Rents and tenant receivables	(2,895)	(30)
Prepaid expenses and other assets	(967)	142
Accounts payable and accrued expenses	2,179	4
Deferred rental income and other liabilities	2,700	41
Due from affiliates	—	15
Due to affiliates	482	—
Net cash (used in) provided by operating activities	(5,939)	511
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(624,039)	(9,651)
Payment of property escrow deposits	(7,025)	—
Refund of property escrow deposits	6,100	—
Change in restricted cash	(9,044)	1,046
Net cash used in investing activities	(634,008)	(8,605)
Cash flows from financing activities:
Proceeds from issuance of common stock	423,020	53,442
Offering costs on issuance of common stock	(43,700)	(5,512)
Redemptions of common stock	(284)	—
Proceeds from credit facility and notes payable	462,000	4,400
Repayment of credit facility and notes payable	(193,053)	—
Repayment of note payable to affiliates	—	(4,696)
Distributions to investors	(3,914)	(406)
Escrowed investor proceeds	6,577	(35)
Deferred financing costs paid	(3,066)	(91)
Payment of loan deposit	(1,150)	(88)
Refund of loan deposit	1,050	88
Net cash provided by financing activities	647,480	47,102
Net increase in cash and cash equivalents	7,533	39,008
Cash and cash equivalents, beginning of period	12,188	1,881
Cash and cash equivalents, end of period	$19,721	$40,889
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$2,913	$326
Accrued capital expenditures	$(338)	$—
Common stock issued through distribution reinvestment plan	$4,811	$368
Supplemental Cash Flow Disclosures:
Interest paid	$3,901	$465
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
June 30, 2013
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Corporate Income Trust, Inc. (the “Company”) is a Maryland corporation that was formed on April 6, 2010, which has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. The Company is the sole general partner of, and owns a 99.99% partnership interest in Cole Corporate Income Operating Partnership, LP, a Delaware limited partnership (“CCI OP”). The Company is externally managed by Cole Corporate Income Advisors, LLC (“CCI Advisors”), which is indirectly owned by Cole Real Estate Investments, Inc. (NYSE: COLE) (“Cole”, formerly known as “Cole Credit Property Trust III, Inc.”) as a result of Cole acquiring Cole Holdings Corporation (“CHC”) on April 5, 2013 pursuant to a transaction whereby CHC merged with and into CREInvestments, LLC (“CREI”), a wholly-owned subsidiary of Cole. As a result of the merger, CCI Advisors and the Company’s dealer manager are wholly-owned by CREI. CCI Advisors is the sole limited partner and owner of an insignificant noncontrolling partnership interest of less than 0.01% of CCI OP.
On February 10, 2011, pursuant to a registration statement filed on Form S-11 (Registration No. 333-166447) (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”), the Company commenced its initial public offering on a “best efforts” basis, offering up to a maximum of 250.0 million shares of its common stock at a price of $10.00 per share, and up to 50.0 million additional shares pursuant to a distribution reinvestment plan (the “DRIP”) under which its stockholders may elect to have distributions reinvested in additional shares at a price of $9.50 per share (the “Offering”).
On June 28, 2011, the Company issued the initial 370,727 shares in the Offering and commenced principal operations. As of June 30, 2013, the Company had issued approximately 59.7 million shares of its common stock in the Offering for gross offering proceeds of $595.6 million before offering costs and selling commissions of $60.8 million. The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of single-tenant, income-producing necessity corporate office and industrial properties, which are leased to creditworthy tenants and strategically located throughout the United States. The Company expects that most of its properties will be subject to “net” leases, whereby the tenant will be primarily responsible for the property’s cost of repairs, maintenance, property taxes, utilities, insurance and other operating costs. As of June 30, 2013, the Company owned 35 properties comprising 5.6 million rentable square feet of commercial space located in 17 states, which were 100% leased.
The Company previously disclosed that its board of directors had approved the closing of the primary portion of the Offering in the third quarter of 2013, and that it expected to stop offering shares of its common stock in the primary portion of the Offering on August 30, 2013. The Company’s board of directors approved extending the closing date of the primary portion of the Offering until September 30, 2013. The Company’s general policy is to accept subscription agreements only if they are received in good order on or before the close of business on September 30, 2013 and the subscriptions are fully funded no later than the close of business on October 15, 2013. The Company intends to continue to sell shares of its common stock in the Offering pursuant to the DRIP following the termination of the primary portion of the Offering.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC regarding interim financial reporting, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2012, and related notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The condensed consolidated unaudited financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
The condensed consolidated unaudited financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2013

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

Buildings	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate and related assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the six months ended June 30, 2013, or 2012.
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
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of June 30, 2013 or December 31, 2012.
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
June 30, 2013

in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
The fair values of above market and below market lease intangibles are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease intangibles are capitalized as intangible lease assets or liabilities, respectively. Above market leases are amortized as a reduction to rental income over the remaining terms of the respective leases. Below market leases are amortized as an increase to rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not the Company expects a tenant to execute a bargain renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, remaining lease term, the tenant mix of the leased property, the Company’s relationship with the tenant and the availability of competing tenant space. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market or below market lease intangibles relating to that lease would be recorded as an adjustment to rental income.
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
Restricted Cash
Restricted cash included $2.8 million and $309,000 held in a lender cash management account as of June 30, 2013 and December 31, 2012, respectively. As part of certain debt agreements, rental payments from certain of the Company’s tenants are deposited directly into a lockbox account, from which the monthly debt service payments are disbursed to the respective lender and the excess funds are disbursed to the Company. In addition, restricted cash included $6.6 million and $48,000 as of June 30,

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2013

2013 and December 31, 2012, respectively, of escrowed investor proceeds for which shares of common stock had not been issued as of June 30, 2013 and December 31, 2012, respectively.
Concentration of Credit Risk
As of June 30, 2013, the Company had cash on deposit, including restricted cash, at four financial institutions, all of which had deposits in excess of federally insured levels, totaling $21.5 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of June 30, 2013, one of the Company’s tenants, F5 Networks, Inc., accounted for 12% of the Company’s 2013 gross annualized rental revenues. The Company also had certain geographic concentrations in its property holdings. As of June 30, 2013, the Company had properties located in the following states, with respective gross annualized rental revenues greater than 10% of the Company’s 2013 total gross annualized rental revenues: Texas (22%), New Jersey (13%), Washington (12%) and Illinois (12%). In addition, the Company had tenants in four industries with respective gross annualized rental revenues greater than 10% of the Company’s 2013 total gross annualized rental revenues: manufacturing (22%), healthcare (18%), technology (12%), and other professional services (10%).
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
New Accounting Pronouncements
In February 2013, the U.S. Financial Accounting Standards Board issued Accounting Standards Update, 2013-02 Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which amends the reporting requirements for comprehensive income pertaining to the reclassification of items out of accumulated other comprehensive income. ASU 2013-02 was effective for the Company beginning January 1, 2013. The adoption of ASU 2013-02 did not have a material impact on the Company’s condensed consolidated unaudited financial statements because the Company did not have other comprehensive income.
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
June 30, 2013

Cash and cash equivalents and restricted cash - The Company considers the carrying amount of these financial assets to approximate fair value because of the short period of time between their origination and their expected realization.
Credit facility and notes payable - The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The estimated fair value of the Company’s debt was $424.9 million as of June 30, 2013, compared to the carrying value on that date of $431.4 million. The estimated fair value of the Company’s debt was $162.5 million as of December 31, 2012, which approximated the carrying amount on that date. The fair value of the Company’s debt is estimated using Level 2 inputs.
Contingent consideration arrangements - The contingent consideration arrangements are carried at fair value and are valued using Level 3 inputs. The fair value of the Escrow Receivables is determined based on the probability of several possible outcomes, which are contingent on the future outcome of various property tax appeals related to certain property acquisitions. The estimated fair value of these arrangements was $1.6 million as of both June 30, 2013 and December 31, 2012, and is included in the accompanying condensed consolidated unaudited balance sheets in property escrow deposits, prepaid expenses and other assets as the Company expects such amounts to be refunded.  As of June 30, 2013, there have been no purchases, sales, issuances or settlements with respect to the contingent consideration arrangements.
NOTE 4 — REAL ESTATE ACQUISITIONS
2013 Property Acquisitions
During the six months ended June 30, 2013, the Company acquired 22 commercial properties for an aggregate purchase price of $623.4 million (the “2013 Acquisitions”). The Company purchased the 2013 Acquisitions with net proceeds from the Offering and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

June 30, 2013
Land	$88,862
Building and improvements	485,455
Acquired in-place leases	61,778
Acquired above-market leases	594
Acquired below-market leases	(13,289)
Total purchase price	$623,400
The Company recorded revenue for the three and six months ended June 30, 2013 of $7.7 million and $8.2 million, respectively, and a net loss for the three and six months ended June 30, 2013 of $12.0 million and $15.3 million, respectively, related to the 2013 Acquisitions. In addition, the Company recorded $14.2 million and $17.9 million of acquisition related expenses for the three and six months ended June 30, 2013, respectively.
The following table summarizes selected financial information of the Company as if the 2013 Acquisitions were completed on January 1, 2012 for each period presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Pro forma basis:
Revenue	$20,303	$14,259	$40,440	$28,325
Net income (loss)	$2,727	$(5,224)	$6,552	$(10,126)
The pro forma information for the three and six months ended June 30, 2013 was adjusted to exclude acquisition related expenses recorded during such period relating to the 2013 Acquisitions. These expenses were recognized in the pro forma information for the six months ended June 30, 2012. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2012, nor does it purport to represent the results of future operations.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2013

2012 Property Acquisitions
During the six months ended June 30, 2012, the Company acquired two commercial properties for an aggregate purchase price of $8.6 million (the “2012 Acquisitions”). The Company purchased the 2012 Acquisitions with net proceeds from the Offering. The Company allocated the purchase price of these properties to the fair value of the assets acquired. The following table summarizes the purchase price allocation (in thousands):

June 30, 2012
Land	$1,552
Building and improvements	6,002
Acquired in-place leases	1,042
Total purchase price	$8,596
The Company recorded revenue for each of the three and six months ended June 30, 2012 of $189,000 and a net loss for each of the three and six months ended June 30, 2012 of $196,000 related to the 2012 Acquisitions. In connection with the purchase of the 2012 Acquisitions, the Company expensed $262,000 of acquisition costs for each of the three and six months ended June 30, 2012. An additional $43,000 of acquisition costs were expensed as of June 30, 2012 related to one acquisition, which was acquired on July 31, 2012 for a purchase price of $32.6 million.
The following table summarizes selected financial information of the Company as if all of the 2012 Acquisitions were completed on January 1, 2011 for each period presented below. The table below presents the Company’s estimated revenue and net (loss) income, on a pro forma basis, for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Pro forma basis:
Revenue	$1,164	$241	$2,328	$483
Net (loss) income	$(1)	$(529)	$53	$(791)
NOTE 5 — CREDIT FACILITY AND NOTES PAYABLE
As of June 30, 2013, the Company had $431.4 million of debt outstanding with a weighted average interest rate of 3.47% and a weighted average remaining term of 4.6 years.
The following table summarizes the debt activity for the six months ended June 30, 2013 (in thousands):

		During the six months ended June 30, 2013
	Balance as of December 31, 2012	Debt Issuance	Repayments	Balance as of June 30, 2013
Fixed rate debt	$22,400	$121,000	$—	$143,400
Credit facility	140,053	341,000	(193,053)	288,000
Total	$162,453	$462,000	$(193,053)	$431,400
As of June 30, 2013, the fixed rate debt had interest rates ranging from 3.55% to 4.65%, and various maturity dates ranging from July 2016 through June 2023. The mortgage notes payable are secured by the respective properties on which the debt was placed. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the mortgage loans was $281.2 million as of June 30, 2013.
As of June 30, 2013, the Company had $288.0 million of debt outstanding under its secured revolving credit facility, as amended (the “Credit Facility”), with Bank of America as administrative agent pursuant to a credit agreement (the “Credit Agreement”). The Credit Facility allows the Company to borrow up to $400.0 million, with the maximum amount outstanding not to exceed the borrowing base (the “Borrowing Base”), which is generally calculated as 65% of the aggregate value allocated to each qualified property that is eligible as collateral under the Credit Facility. As of June 30, 2013, the Company had $29.2 million of available borrowings under the Credit Facility based on the Borrowing Base under the Credit Facility. The aggregate balance of gross real estate assets, net of intangible lease liabilities, securing the Credit Facility was $488.2 million as of June 30, 2013. Subject to meeting certain conditions described in the Credit Agreement and the payment of certain fees, the amount of the Credit Facility may be increased up to a maximum of $750.0 million. The Credit Facility matures on November 29, 2015.
The Credit Facility will bear interest at rates depending upon the type of loan specified by the Company and the ratio of the Company’s consolidated indebtedness to its consolidated total asset value (the “Leverage Ratio”). For a (a) Eurodollar rate loan, the interest rate will be equal to (i) if the Leverage Ratio is greater than 65%, LIBOR plus 3.50%, (ii) if the Leverage Ratio is greater than 60% but less than or equal to 65%, LIBOR plus 3.00% and (iii) if the Leverage Ratio is less than or equal to 60%, LIBOR plus 2.50%; and (b) with respect to base rate loans, a percentage per annum equal to (i) if the Leverage Ratio is greater than 65%, base rate plus 2.50%, (ii) if the Leverage Ratio is greater than 60% but less than or equal to 65%, base rate plus 2.00% and (iii) if the Leverage Ratio is less than or equal to 60%, base rate plus 1.50%. As of June 30, 2013, the Credit Facility had a weighted average interest rate of 3.32%.
The Credit Agreement and certain notes payable contain customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements, and dividend payout and REIT qualification requirements. Based on the Company’s analysis and review of its results of operations and financial condition, the Company believes it was in compliance with such covenants as of June 30, 2013.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on its results of operations, financial condition or liquidity.
Purchase Commitments
As of June 30, 2013, the Company had entered into purchase agreements with unaffiliated third-party sellers to acquire a 100% interest in eight properties, subject to meeting certain criteria, for an aggregate purchase price of $46.6 million, exclusive of closing costs. As of June 30, 2013, the Company had $925,000 of property escrow deposits held by escrow agents in connection with these future property acquisitions, which will be forfeited if the transactions are not completed under certain circumstances. These deposits are included in the accompanying condensed consolidated unaudited balance sheets in property escrow deposits, prepaid expenses and other assets. As of August 8, 2013, none of these escrow deposits had been forfeited.
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
Offering
Cole Capital Corporation (“CCC”), the Company’s dealer manager and a subsidiary of Cole, receives, and will continue to receive, a commission of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. CCC intends to reallow 100% of commissions earned to participating broker-dealers. In addition, up to 2% of gross offering proceeds before reallowance to participating broker-dealers will be paid to CCC as a dealer manager fee. CCC, in its sole discretion, may reallow all or a portion of its dealer manager fee to such participating broker-dealers. No selling commissions or dealer manager fees are paid to CCC or other broker-dealers with respect to shares sold pursuant to the DRIP.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2013

All organization and offering expenses (excluding selling commissions and the dealer manager fee) are paid for by CCI Advisors or its affiliates and can be reimbursed by the Company up to 1.5% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be underwriting compensation. As of June 30, 2013, CCI Advisors had paid organization and offering costs in excess of the 1.5% limit in connection with the Offering. These costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 1.5% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these costs may become payable.
The Company incurred the following commissions, fees and expense reimbursements for services provided by CCI Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Offering:
Selling commissions	$20,242	$2,947	$28,811	$3,632
Selling commissions reallowed by CCC	$20,242	$2,947	$28,811	$3,632
Dealer manager fee	$5,965	$866	$8,458	$1,071
Dealer manager fee reallowed by CCC	$3,477	$502	$4,974	$612
Other organization and offering expenses	$4,529	$653	$6,431	$809
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
The Company will reimburse CCI Advisors for the expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse for any amount by which its operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceeds the greater of (1) 2% of average invested assets, or (2) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse CCI Advisors for personnel costs in connection with services for which CCI Advisors receives acquisition or disposition fees. The Company recorded fees and expense reimbursements as shown in the table below for services provided by CCI Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Acquisition and Operations:
Acquisition fees and expenses	$10,991	$172	$12,840	$172
Advisory fees and expenses	$1,378	$—	$2,058	$—
Operating expenses	$237	$—	$662	$—
During the three and six months ended June 30, 2012, CCI Advisors agreed to waive its rights to advisory fees and expense reimbursements; therefore, the Company did not incur any such fees or expense reimbursements during this period.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2013

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
 During the three and six months ended June 30, 2013, and 2012, no commissions or fees were incurred for any such services provided by CCI Advisors and its affiliates related to the services described above.
Due to Affiliates
As of June 30, 2013, $590,000 was due to CCI Advisors and its affiliates primarily related to advisory fees and operating expenses that had not yet been reimbursed by the Company. As of December 31, 2012, $108,000 was due to CCI Advisors and its affiliates primarily related to the reimbursement of property escrow deposits and acquisition expenses paid on the Company’s behalf in connection with the 12 commercial properties acquired during the year ended December 31, 2012.
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
NOTE 9 — SUBSEQUENT EVENTS
Status of the Offering
Subsequent to June 30, 2013 and through August 8, 2013, the Company received $404.3 million in gross offering proceeds through the issuance of approximately 40.5 million shares of its common stock in the Offering (including shares issued pursuant to the DRIP). As of August 8, 2013, the Company had received $999.9 million in gross offering proceeds through the issuance of approximately 100.3 million shares of its common stock in the Offering (including shares issued pursuant to the DRIP).
Investment in Real Estate and Related Assets
Subsequent to June 30, 2013, the Company acquired eight properties for an aggregate purchase price of $266.4 million. The acquisitions were funded with net proceeds of the Offering and available borrowings. Acquisition related expenses totaling $5.3 million were expensed as incurred.
Credit Facility
Subsequent to June 30, 2013, the Company borrowed $190.0 million and repaid $248.0 million of the amounts outstanding under the Credit Facility. As of August 8, 2013, the Company had $130.0 million outstanding under the Credit Facility and $217.2 million available for borrowing.

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
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We make no representation or warranty (express or implied) about the accuracy of any such forward looking statements contained in this Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include, among others, changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, rent relief, inability to obtain new tenants upon the expiration or termination of existing leases, inability to obtain financing or refinance existing debt and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified under “Item 1A—Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012.
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

Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our properties’ indebtedness and acquisition and operating expenses. Rental and other property income accounted for 85% and 84% of total revenue for the three and six months ended June 30, 2013, respectively, and accounted for 79% of total revenue for both the three and six months ended June 30, 2012. As 100% of our rentable square feet was under lease as of June 30, 2013, with a weighted average remaining lease term of 11.4 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. CCI Advisors regularly monitors the creditworthiness of our tenants by reviewing the tenants’ financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If CCI Advisors identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.

As of June 30, 2013, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets, net of gross intangible lease liabilities, was 47%. As we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any new indebtedness used to acquire such properties. We may manage our risk of changes in real estate prices on future property acquisitions, when applicable, by entering into purchase agreements and loan commitments simultaneously so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with our future property acquisitions, when applicable, or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.
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

Commercial real estate fundamentals continue to strengthen, as a moderate pace of job creation has supported gains in office absorption, retail sales and warehouse distribution. Although construction activity has increased, it remains near historic lows; as a result, incremental demand growth has helped to reduce vacancy rates and support modest rental growth.  Improving fundamentals have resulted in gains in property values; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of June 30, 2013, 100% of the rentable square feet of our properties was under lease. However, if the recent improvements in economic conditions do not continue, we may experience vacancies or be required to reduce rental rates on occupied space. While CCI Advisors will actively seek to lease our vacant space if we do experience vacancies, such space may be leased at lower rental rates and for shorter lease terms than our current leases provide.

Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate assets as of June 30, 2013 and 2012:

	June 30,
	2013	2012
Number of properties	35	3
Approximate rentable square feet	5.6 million	227,000
Percentage of rentable square feet leased	100%	100%
The following table summarizes our real estate investment activity during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Properties acquired	14	2	22	2
Approximate purchase price of acquired properties	$539.3 million	$8.6 million	$623.4 million	$8.6 million
Approximate rentable square feet	1.8 million	82,000	2.4 million	82,000
Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
Revenue. Revenue increased $13.8 million to $14.9 million for the three months ended June 30, 2013, compared to $1.1 million for the three months ended June 30, 2012. Our revenue consisted primarily of rental and other property income, which accounted for 85% and 79% of total revenue during the three months ended June 30, 2013 and 2012, respectively. We also paid certain operating expenses subject to reimbursement by the tenant, which resulted in $2.3 million and $240,000 in tenant reimbursement income during the three months ended June 30, 2013 and 2012, respectively. The increases were due to owning 21 income producing properties for the entire three months ended June 30, 2013 and purchasing 14 additional properties during such period, compared to owning one property during the three months ended June 30, 2012 and purchasing two additional properties during such period.
General and administrative expenses. General and administrative expenses increased $760,000 to $1.0 million for the three months ended June 30, 2013, compared to $242,000 for the three months ended June 30, 2012. The increase was primarily due to incurring operating expenses reimbursable to CCI Advisors during the three months ended June 30, 2013, while such expenses were waived by CCI Advisors during the three months ended June 30, 2012, combined with incurring unused fees on the Credit Facility during the three months ended June 30, 2013, while the Credit Facility was not in place during the three months ended June 30, 2012. The increase was also due to increases in state franchise taxes and escrow and trustee fees, primarily due to increases in equity and real estate owned during the three months ended June 30, 2012.
Property operating expenses. Property operating expenses increased $2.1 million to $2.3 million for the three months ended June 30, 2013, compared to $240,000 for the three months ended June 30, 2012. The increase was primarily related to owning 21 properties for the entire three months ended June 30, 2013 and purchasing 14 additional properties during such period, compared to owning one property during the three months ended June 30, 2012 and purchasing two additional properties during such period. The primary property operating expenses were repairs and maintenance, property taxes and property related insurance.
Advisory expenses. Pursuant to the advisory agreement with CCI Advisors and based upon the amount of our current invested assets, we are required to pay to CCI Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets. Additionally, we may be required to reimburse certain expenses incurred by CCI Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses for the three months ended June 30, 2013 totaled $1.4 million. There were no advisory fees and expenses for the three months ended June 30, 2012 as CCI Advisors waived these fees during this period.
Acquisition related expenses. Acquisition related expenses were $14.2 million for the three months ended June 30, 2013, compared to $305,000 in acquisition expenses incurred for the three months ended June 30, 2012. The increase related to the acquisition of $539.3 million in properties during the three months ended June 30, 2013, compared to the acquisition of $8.6 million in properties during the three months ended June 30, 2012.

Depreciation and amortization expenses, Depreciation and amortization expenses increased $5.6 million to $5.9 million for the three months ended June 30, 2013, compared to $355,000 for the three months ended June 30, 2012. The increase was primarily the result of incurring depreciation and amortization expense related to 35 properties owned or acquired during the three months ended June 30, 2013, compared to depreciation and amortization incurred on three properties owned or acquired during the three months ended June 30, 2012.
Interest expense. Interest expense increased $2.8 million to $3.1 million for the three months ended June 30, 2013, compared to $242,000 for the three months ended June 30, 2012. The increase primarily related to an increase in the average amount outstanding under the Credit Facility and notes payable to $288.9 million during the three months ended June 30, 2013 from $21.1 million for the three months ended June 30, 2012.
Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
Revenue. Revenue increased $20.3 million to $22.4 million for the six months ended June 30, 2013, compared to $2.0 million for the six months ended June 30, 2012. Our revenue consisted primarily of rental and other property income, which accounted for 84% and 79% of total revenue during the six months ended June 30, 2013 and 2012, respectively. We also paid certain operating expenses subject to reimbursement by the tenant, which resulted in $3.5 million and $433,000 in tenant reimbursement income during the six months ended June 30, 2013 and 2012, respectively. The increases were due to owning 13 income producing properties for the entire six months ended June 30, 2013 and purchasing 22 additional properties during such period, compared to owning one property during the six months ended June 30, 2012 and purchasing two additional properties during such period.
General and administrative expenses. General and administrative expenses increased $1.2 million to $1.7 million for the six months ended June 30, 2013, compared to $422,000 for the six months ended June 30, 2012. The increase was primarily due to incurring operating expenses reimbursable to CCI Advisors during the six months ended June 30, 2013, while such expenses were waived by CCI Advisors during the six months ended June 30, 2012, combined with incurring unused fees on the Credit Facility during the six months ended June 30, 2013, while the Credit Facility was not in place during the six months ended June 30, 2012. The increase was also due to increases in state franchise taxes and escrow and trustee fees, primarily due to increases in equity and real estate owned during the six months ended June 30, 2013.
Property operating expenses. Property operating expenses increased $3.1 million to $3.6 million for the six months ended June 30, 2013, compared to $433,000 for the six months ended June 30, 2012. The increase was primarily related to owning 13 properties for the entire six months ended June 30, 2013 and purchasing 22 additional properties during such period, compared to owning one property during the six months ended June 30, 2012 and purchasing two additional properties during such period. The primary property operating expenses were property repairs and maintenance, property taxes and property related insurance.
Advisory expenses. Pursuant to the advisory agreement with CCI Advisors and based upon the amount of our current invested assets, we are required to pay to CCI Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets. Additionally, we may be required to reimburse certain expenses incurred by CCI Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses for the six months ended June 30, 2013 totaled $2.1 million. There were no advisory fees and expenses for the six months ended June 30, 2012 as CCI Advisors waived these fees during this period.
Acquisition related expenses. Acquisition related expenses were $17.9 million for the six months ended June 30, 2013, compared to $305,000 for the six months ended June 30, 2012. The increase related to the acquisition of $623.4 million in properties during the six months ended June 30, 2013, compared to the acquisition of $8.6 million in properties during the six months ended June 30, 2012.
Depreciation and amortization expenses, Depreciation and amortization expenses increased $8.0 million to $8.6 million for the six months ended June 30, 2013, compared to $652,000 for the six months ended June 30, 2012. The increase was primarily the result of incurring depreciation and amortization expense for the 35 properties owned or acquired during the six months ended June 30, 2013, compared to incurring depreciation and amortization for the three properties owned or acquired during the six months ended June 30, 2012.
Interest expense. Interest expense increased $4.3 million to $4.8 million for the six months ended June 30, 2013, compared to $498,000 for the six months ended June 30, 2012. The increase primarily related to an increase in the average amount outstanding under the Credit Facility and notes payable to $296.9 million during the six months ended June 30, 2013, compared to $22.5 million for the six months ended June 30, 2012.

Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001780821 per share (which equates to approximately 6.50% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period, commencing on January 1, 2013 and ending on September 30, 2013.
During the six months ended June 30, 2013, we paid distributions of $8.7 million, including $4.8 million through the issuance of shares pursuant to the DRIP. During the six months ended June 30, 2012, we paid distributions of $774,000, including $368,000 through the issuance of shares pursuant to the DRIP. Net cash used in operating activities for the six months ended June 30, 2013 was $5.9 million and reflected a reduction for real estate acquisition related expenses incurred of $17.9 million, in accordance with GAAP. Net cash provided by operating activities for the six months ended June 30, 2012 was $511,000 and reflected a reduction for real estate acquisition related expenses incurred of $305,000. As set forth in the “Estimated Use of Proceeds” section of the prospectus for the Offering, as supplemented, we treat our real estate acquisition related expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock for the six months ended June 30, 2013 are considered a source of our distributions to the extent that real estate acquisition related expenses have reduced net cash flows used in operating activities. As such, all of our 2013 distributions were funded from proceeds from the Offering. The distributions paid during the six months ended June 30, 2012 were funded by net cash provided by operating activities of $511,000 combined with cash provided by operating activities from the prior year (in excess of distributions paid in the prior year) in the amount of $218,000 and proceeds from the Offering of $45,000.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. We will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under the DRIP. In addition, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12 month period ending on the last day of the fiscal quarter for which the redemptions are being paid. During the six months ended June 30, 2013, we redeemed 28,650 shares under our share redemption program for $283,875 at an average redemption price of $9.91 per share. As of June 30, 2013, the Company had received valid redemption requests for 23,676 shares, which were redeemed in full subsequent to June 30, 2013 for $229,674 at an average redemption price of $9.70 per share.
Liquidity and Capital Resources
General
Our principal demands for funds will be for real estate and real estate-related investments, for the payment of acquisition related costs, operating expenses, distributions and redemptions to stockholders and principal and interest on any current and any future indebtedness. Generally, cash needs for items other than acquisitions and acquisition related expenses will be generated from operations of our current and future investments. We expect to continue to raise capital through the closing of the primary portion of the Offering and to utilize such funds and future proceeds from secured or unsecured financing to complete future property acquisitions. After the closing of the primary portion of the Offering, we expect to meet cash needs for acquisitions from proceeds raised pursuant to the DRIP, cash flow from operations and from debt financings. The sources of our operating cash flows will primarily be provided by the rental income received from current and future leased properties. As of June 30, 2013, we had raised $595.6 million of gross proceeds from the Offering before offering costs and selling commissions of $60.8 million.
As of June 30, 2013, we had cash and cash equivalents of $19.7 million and available borrowings of $29.2 million under the Credit Facility. Additionally, as of June 30, 2013, we had unencumbered properties with a gross book value of $147.1 million, which may be used as collateral to secure additional financing in future periods or as additional collateral to facilitate the refinancing of current mortgage debt as it becomes due.
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

We expect our operating cash flows to increase as we acquire additional properties. Assuming a maximum Offering and assuming all shares available under the DRIP are sold, we expect that approximately 88.6% of the gross proceeds from the sale of our common stock will be invested in real estate and real estate-related assets, while the remaining approximately 11.4% will be used for working capital and to pay costs of the Offering, including sales commissions, dealer manager fees, organization and offering expenses and fees and expenses of CCI Advisors in connection with acquiring properties. CCI Advisors pays the organizational and other offering costs associated with the sale of our common stock, which we reimburse in an amount up to 1.5% of the gross proceeds of the Offering. As of June 30, 2013, CCI Advisors had paid offering and organization costs in excess of such 1.5% limit in connection with the Offering. These costs were not included in our financial statements because such costs were not a liability to us as they exceeded 1.5% of gross proceeds from the Offering. As we raise additional proceeds from the Offering, these costs may become payable.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate related investments and the payment of tenant improvements, acquisition related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any current and future indebtedness. We expect to meet our long-term liquidity requirements through proceeds from the cash flow from operations, proceeds from secured or unsecured borrowings from banks and other lenders, and proceeds raised pursuant to the DRIP following the termination of the primary portion of the Offering.
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
As of June 30, 2013, we had $431.4 million of debt outstanding, with a weighted average interest rate of 3.47%. Our contractual obligations as of June 30, 2013 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - fixed rate debt	$143,400	$—	$—	$18,145	$125,255
Interest payments - fixed rate debt	47,193	5,452	10,914	9,200	21,627
Principal payments - credit facility	288,000	—	288,000	—	—
Interest payments - credit facility (2)	24,774	9,716	15,058	—	—
Total	$503,367	$15,168	$313,972	$27,345	$146,882

(1)	The table does not include amounts due to CCI Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Payment obligations for the revolving loans outstanding under the Credit Facility are based on the weighted average interest rate in effect as of June 30, 2013 of 3.32%
We expect to incur additional borrowings in the future to acquire additional properties and make other real estate related investments. There is no limitation on the amount we may borrow against any single improved property. Our future borrowings will not exceed 300% of our net assets as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association REIT Guidelines; however, we may exceed that limit if approved by a majority of our independent directors. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. As of June 30, 2013, our ratio of debt to total gross real estate assets, net of gross intangible lease liabilities, was 47%.
Cash Flow Analysis
Operating Activities. During the six months ended June 30, 2013, net cash used in operating activities was $5.9 million, compared to net cash provided by operating activities of $511,000 for the six months ended June 30, 2012. The change was primarily due to an increase in net loss of $16.0 million, partially offset by an increase in working capital accounts of $1.3 million and an increase in depreciation and amortization of $8.3 million. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities was $634.0 million for the six months ended June 30, 2013, compared to $8.6 million for the six months ended June 30, 2012. The increase was primarily due to an increase in investment in real estate assets of $614.4 million, an increase in the change in restricted cash of $10.1 million and an increase in the net payment of property escrow deposits of $925,000.
Financing Activities. Net cash provided by financing activities increased $600.4 million to $647.5 million for the six months ended June 30, 2013, compared to $47.1 million for the six months ended June 30, 2012. The increase was primarily due to an increase in net proceeds from the issuance of common stock under the Offering of $331.4 million, partially offset by an increase in proceeds from the Credit Facility and notes payable, net of repayments, of $269.2 million.
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
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2012, and our critical accounting policies have not changed during the six months ended June 30, 2013. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2012, and related notes thereto.
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
Subsequent Events
Certain events occurred subsequent to June 30, 2013 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 9 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.
New Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off-Balance Sheet Arrangements
As of June 30, 2013 and December 31, 2012, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
In connection with the acquisition of our properties, we have obtained variable rate debt financing, and are therefore exposed to changes in LIBOR. As of June 30, 2013, we had $288.0 million of variable rate debt outstanding on the Credit Facility, and a change of 50 basis points in interest rates would result in a change in interest expense of $1.4 million per annum. In the future, we may obtain additional variable rate debt financing to fund certain property acquisitions, and may be further exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. In addition, we expect that we may enter into derivative financial instruments such as interest rate swaps, interest rate caps and rate lock arrangements in order to mitigate our interest rate risk. To the extent we enter into such arrangements, we are exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2013, were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On April 29, 2010, we sold 20,000 shares of common stock, at $10.00 per share, to CHC, which formerly was the indirect owner of CCI Advisors and our dealer manager. On February 10, 2011, the Registration Statement for the offering of up to 250.0 million shares of common stock at a price of $10.00 per share was declared effective under the Securities Act. The Registration Statement also covered the offering of up to 50.0 million shares of common stock pursuant to the DRIP, under which stockholders may elect to have distributions reinvested in additional shares at a price of $9.50 per share.
As of June 30, 2013, we had issued approximately 59.7 million shares in the Offering for gross proceeds of $595.6 million, out of which we paid $51.9 million in selling commissions and dealer manager fees, $8.9 million in organization and offering costs and $24.8 million in acquisition related expenses to CCI Advisors or its affiliates. With the net offering proceeds, we acquired $916.2 million in real estate and related assets. As of August 8, 2013, we have sold approximately 100.3 million shares in the Offering for gross offering proceeds of $999.9 million.
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
The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest. During the three months ended June 30, 2013, we redeemed shares, including those due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 - April 30, 2013	—	$—	—	(1)
May 1, 2013 - May 31, 2013	5,545	$9.99	5,545	(1)
June 1, 2013 - June 30, 2013	—	$—	—	(1)
Total	5,545		5,545	(1)

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended June 30, 2013 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended June 30, 2013 that would require a response to this item.

Item 6.	Exhibits
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cole Corporate Income Trust, Inc. (Registrant)

By:	/s/ Gavin B. Brandon
Name:	Gavin B. Brandon
Title:	Vice President of Accounting (Principal Accounting Officer)
Date: August 9, 2013

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.4
Certificate of Correction to Articles of Amendment and Restatement, dated January 25, 2013 (Incorporated by reference to Exhibit 3.4 to the Company’s Form 10-K (File No. 333-166447), filed on March 28, 2013).

4.1	Form of Initial Subscription Agreement (Incorporated by reference to Exhibit 4.1 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed July 16, 2013).
4.2	Form of Additional Investment Subscription Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed July 16, 2013).
4.3	Form of Alternative Initial Subscription Agreement (Incorporated by reference to Exhibit 4.3 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on July 16, 2013).
4.4
Form of Initial Subscription Agreement for use with Alabama investors (Incorporated by reference to Exhibit 4.4 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on July 16, 2013).

4.5
Form of Additional Subscription Agreement for use with Alabama investors (Incorporated by reference to Exhibit 4.5 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on July 16, 2013).

4.6	Alternative Form of Additional Subscription Agreement (Incorporated by reference to Exhibit 4.6 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed July 16, 2013).
10.1
Purchase and Sale Agreement by and between CLPF - Elliot West, L.P. and Series C, LLC, assigned to the Company on April 4, 2013 (incorporated by reference to Exhibit 10.23 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on July 16, 2013).

10.2
Purchase and Sale Agreement by and between 400 S. Jefferson (Chicago), LLC, and Series C, LLC, assigned to the Company on May 17, 2013 (incorporated by reference to Exhibit 10.24 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on July 16, 2013).

10.3*	Agreement of Sale and Purchase by and between 55 Corporate Unit IV LLC and Series C, LLC, assigned to the Company on March 28, 2013.
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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