Form 10-Q
period 2013-09-30
COLE CORPORATE INCOME TRUST, INC.
filed 2013-11-12
CIK 1490626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
As of November 8, 2013, there were 192,237,825 shares of common stock, par value $0.01, of Cole Corporate Income Trust, Inc. outstanding.

COLE CORPORATE INCOME TRUST, INC.

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

COLE CORPORATE INCOME TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
ASSETS
Investment in real estate assets:
Land	$183,411	$34,404
Buildings and improvements, less accumulated depreciation of $15,241 and $2,173, respectively	1,064,154	226,067
Acquired intangible lease assets, less accumulated amortization of $6,676 and $1,008, respectively	156,744	33,615
Total investment in real estate assets, net	1,404,309	294,086
Cash and cash equivalents	258,401	12,188
Restricted cash	18,015	357
Rents and tenant receivables	8,212	829
Property escrow deposits, prepaid expenses and other assets	3,846	1,734
Deferred financing costs, less accumulated amortization of $1,169 and $148, respectively	5,293	2,098
Total assets	$1,698,076	$311,292
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable	$196,760	$162,453
Accounts payable and accrued expenses	9,429	3,025
Escrowed investor proceeds	15,705	48
Due to affiliates	6,491	108
Acquired below market lease intangibles, less accumulated amortization of $1,205 and $278, respectively	27,337	4,199
Distributions payable	7,654	864
Deferred rental income and other liabilities	5,767	1,211
Total liabilities	269,143	171,908
Commitments and contingencies
Redeemable common stock	13,838	2,105
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 166,796,355 and 16,842,189 shares issued and outstanding, respectively	1,668	168
Capital in excess of par value	1,477,968	148,576
Accumulated distributions in excess of earnings	(63,982)	(11,465)
Accumulated other comprehensive loss	(559)	—
Total stockholders’ equity	1,415,095	137,279
Total liabilities and stockholders’ equity	$1,698,076	$311,292
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CORPORATE INCOME TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Rental and other property income	$21,195	$1,321	$40,016	$2,932
Tenant reimbursement income	4,394	393	7,925	826
Total revenue	25,589	1,714	47,941	3,758
Expenses:
General and administrative expenses	1,746	200	3,411	622
Property operating expenses	4,438	440	8,000	873
Advisory fees and expenses	2,387	—	4,445	—
Acquisition related expenses	11,754	1,335	29,691	1,640
Depreciation	7,028	425	13,068	873
Amortization	2,854	201	5,439	405
Total operating expenses	30,207	2,601	64,054	4,413
Operating loss	(4,618)	(887)	(16,113)	(655)
Other income (expense):
Interest and other income	21	22	34	36
Interest expense	(3,113)	(278)	(7,919)	(776)
Total other expense	(3,092)	(256)	(7,885)	(740)
Net loss	$(7,710)	$(1,143)	$(23,998)	$(1,395)
Weighted average number of common shares outstanding:
Basic and diluted	107,828,254	8,868,560	58,430,293	5,076,981
Net loss per common share:
Basic and diluted	$(0.07)	$(0.13)	$(0.41)	$(0.27)
Distributions declared per common share	$0.16	$0.16	$0.49	$0.49
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CORPORATE INCOME TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(7,710)	$(1,143)	$(23,998)	$(1,395)

Other comprehensive loss:
Unrealized loss on interest rate swap	(559)	—	(559)	—
Total other comprehensive loss	(559)	—	(559)	—

Total comprehensive loss	$(8,269)	$(1,143)	$(24,557)	$(1,395)
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CORPORATE INCOME TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2013	16,842,189	$168	$148,576	$(11,465)	$—	$137,279
Issuance of common stock	150,006,492	1,501	1,493,971	—	—	1,495,472
Distributions to investors	—	—	—	(28,519)	—	(28,519)
Commissions on stock sales and related dealer manager fees	—	—	(129,892)	—	—	(129,892)
Other offering costs	—	—	(22,441)	—	—	(22,441)
Redemptions of common stock	(52,326)	(1)	(513)	—	—	(514)
Changes in redeemable common stock	—	—	(11,733)	—	—	(11,733)
Comprehensive loss	—	—	—	(23,998)	(559)	(24,557)
Balance, September 30, 2013	166,796,355	$1,668	$1,477,968	$(63,982)	$(559)	$1,415,095
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CORPORATE INCOME TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(23,998)	$(1,395)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	13,068	873
Amortization of intangible lease assets and below market lease intangibles, net	4,741	317
Amortization of deferred financing costs	1,021	39
Changes in assets and liabilities:
Rents and tenant receivables	(7,383)	(423)
Prepaid expenses and other assets	(887)	10
Accounts payable and accrued expenses	6,329	822
Deferred rental income and other liabilities	3,997	4
Due from affiliates	—	15
Due to affiliates	6,383	—
Net cash provided by operating activities	3,271	262
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(1,104,819)	(65,699)
Payment of property escrow deposits	(18,314)	—
Refund of property escrow deposits	17,139	—
Change in restricted cash	(17,658)	950
Net cash used in investing activities	(1,123,652)	(64,749)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,483,225	95,559
Offering costs on issuance of common stock	(152,333)	(9,902)
Redemptions of common stock	(514)	—
Proceeds from credit facility and notes payable	670,360	4,400
Repayment of credit facility and notes payable	(636,053)	—
Repayment of note payable to affiliates	—	(4,696)
Distributions to investors	(9,482)	(1,028)
Escrowed investor proceeds	15,657	60
Deferred financing costs paid	(4,216)	(91)
Payment of loan deposit	(1,200)	(88)
Refund of loan deposit	1,150	88
Net cash provided by financing activities	1,366,594	84,302
Net increase in cash and cash equivalents	246,213	19,815
Cash and cash equivalents, beginning of period	12,188	1,881
Cash and cash equivalents, end of period	$258,401	$21,696
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$7,654	$553
Accrued capital expenditures	$75	$8
Common stock issued through distribution reinvestment plan	$12,247	$971
Net unrealized loss on interest rate swap	$(559)	$—
Supplemental Cash Flow Disclosures:
Interest paid	$6,634	$728
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
September 30, 2013
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Corporate Income Trust, Inc. (the “Company”) is a Maryland corporation that was formed on April 6, 2010, which has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. The Company is the sole general partner of, and owns a 99.99% partnership interest in Cole Corporate Income Operating Partnership, LP, a Delaware limited partnership (“CCI OP”). The Company is externally managed by Cole Corporate Income Advisors, LLC (“CCI Advisors”), which is indirectly owned by Cole Real Estate Investments, Inc. (NYSE: COLE) (“Cole”, formerly known as “Cole Credit Property Trust III, Inc.”) as a result of Cole acquiring Cole Holdings Corporation (“CHC”) on April 5, 2013 pursuant to a transaction whereby CHC merged with and into CREInvestments, LLC (“CREI”), a wholly-owned subsidiary of Cole. As a result of the merger, CCI Advisors and the Company’s dealer manager are wholly-owned by CREI. CCI Advisors is the sole limited partner and owner of an insignificant noncontrolling partnership interest of less than 0.01% of CCI OP. On October 22, 2013, Cole entered into an Agreement and Plan of Merger (the “Merger Agreement”) with American Realty Capital Properties, Inc. (“ARCP”) and Clark Acquisition Company, LLC, a direct wholly owned subsidiary of ARCP (“Merger Sub”), as discussed in Note 10 to these condensed consolidated unaudited financial statements.
As of September 30, 2013, the Company owned 56 properties, comprising 10.3 million rentable square feet of income-producing necessity corporate office and industrial properties located in 25 states. As of September 30, 2013, the rentable space at these properties was 100% leased.
The Company ceased offering shares of common stock in the primary portion of its $2.975 billion offering (the “Offering”) on September 30, 2013. The Company’s general policy was to accept subscription agreements in the primary portion of the Offering only if they were received in good order on or before the close of business on September 30, 2013 and the subscriptions were fully funded no later than the close of business on October 31, 2013. At the completion of the primary portion of the Offering, a total of approximately 192.4 million shares of common stock had been issued, including approximately 189.8 million shares issued in the primary portion of the Offering and approximately 2.6 million shares issued pursuant to a distribution reinvestment plan (the “DRIP”).
In addition, the Company registered 10.0 million shares of common stock under the DRIP pursuant to a registration statement filed on Form S-3 (the “DRIP Offering” and collectively with the Offering, the “Offerings”), which was filed with the Securities and Exchange Commission (the “SEC”) on September 26, 2013 and automatically became effective with the SEC upon filing. The Company will continue to issue shares of common stock under the DRIP Offering.
As of September 30, 2013, the Company had issued approximately 166.8 million shares of its common stock in the Offering for gross offering proceeds of $1.7 billion, before share redemptions of $521,000 and offering costs, selling commissions and dealer manager fees of $169.5 million.
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
September 30, 2013

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
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate and related assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the nine months ended September 30, 2013 or 2012.
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
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of September 30, 2013 or December 31, 2012.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2013

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
The Company will estimate the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt financing with similar maturities. Assumed mortgage notes payable will initially be recorded at their estimated fair value as of the assumption date, and any difference between such estimated fair value and the mortgage note’s outstanding principal balance will be amortized to interest expense over the term of the respective mortgage note payable.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2013

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
Restricted Cash
Restricted cash included $2.3 million and $309,000 held in a lender cash management account as of September 30, 2013 and December 31, 2012, respectively. As part of certain debt agreements, rental payments from certain of the Company’s tenants are deposited directly into a lockbox account, from which the monthly debt service payments are disbursed to the respective lender and the excess funds are disbursed to the Company. In addition, restricted cash included $15.7 million and $48,000 as of September 30, 2013 and December 31, 2012, respectively, of escrowed investor proceeds for which shares of common stock had not been issued as of September 30, 2013 and December 31, 2012, respectively.
Concentration of Credit Risk
As of September 30, 2013, the Company had cash on deposit, including restricted cash, at six financial institutions, in all of which the Company had deposits in excess of federally insured levels, totaling $259.2 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of September 30, 2013, one of the Company’s tenants, Amazon.com, Inc., accounted for 14% of the Company’s 2013 gross annualized rental revenues. The Company also had certain geographic concentrations in its property holdings. As of September 30, 2013, the Company had properties located in two states, with respective gross annualized rental revenues greater than 10% of the Company’s 2013 total gross annualized rental revenues: Texas (16%) and New Jersey (12%). In addition, the Company had tenants in five industries with respective gross annualized rental revenues greater than 10% of the Company’s 2013 total gross annualized rental revenues: manufacturing (17%), healthcare (16%), wholesale (15%), technology (12%) and other professional services (11%).
Derivative Instruments and Hedging Activities
The Company accounts for its derivative instruments at fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The change in fair value of the effective portion of the derivative instrument that is designated as a hedge is recorded as other comprehensive income (loss). The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria are recorded as a gain or loss to operations.
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
Recent Accounting Pronouncements
In February 2013, the U.S. Financial Accounting Standards Board issued Accounting Standards Update, 2013-02 Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which amends the reporting requirements for comprehensive income pertaining to the reclassification of items out of accumulated other comprehensive income. ASU 2013-02 was effective for the Company beginning January 1, 2013, and the Company has presented the required information within the condensed consolidated unaudited statements of comprehensive income (loss) and notes to the financial statements.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2013

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
Credit facility and notes payable - The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The estimated fair value of the Company’s debt was $183.6 million as of September 30, 2013, compared to the carrying amount on that date of $196.8 million. The estimated fair value of the Company’s debt was $162.5 million as of December 31, 2012, which approximated the carrying amount on that date. The fair value of the Company’s debt is estimated using Level 2 inputs.
Derivative instrument – The Company’s derivative instrument represents an interest rate swap. The derivative instrument is carried at fair value and is valued using Level 2 inputs. The fair value of this instrument is determined using interest rate market pricing models. The Company includes the impact of the credit valuation adjustments on the derivative instrument measured at fair value.
Contingent consideration arrangements - The contingent consideration arrangements are carried at fair value and are valued using Level 3 inputs. The fair value of the Escrow Receivables is determined based on the probability of several possible outcomes, which are contingent on the future outcome of various property tax appeals related to certain property acquisitions. The estimated fair value of these arrangements was $1.6 million as of both September 30, 2013 and December 31, 2012, and is included in the accompanying condensed consolidated unaudited balance sheets in property escrow deposits, prepaid expenses and other assets as the Company expects such amounts to be refunded. As of September 30, 2013, there have been no purchases, sales, issuances or settlements with respect to the contingent consideration arrangements.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of September 30, 2013, there have been no transfers of financial assets or liabilities between levels.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2013

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2013, and December 31, 2012 (in thousands):

	Balance as of September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swap	$(559)	$—	$(559)	$—
Contingent consideration	(1,600)	—	—	(1,600)
Total liabilities	$(2,159)	$—	$(559)	$(1,600)

	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$(1,600)	$—	$—	$(1,600)
NOTE 4 — REAL ESTATE ACQUISITIONS
2013 Property Acquisitions
During the nine months ended September 30, 2013, the Company acquired 43 commercial properties for an aggregate purchase price of $1.1 billion (the “2013 Acquisitions”). The Company purchased the 2013 Acquisitions with net proceeds from the Offering and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

September 30, 2013
Land	$149,007
Building and improvements	850,670
Acquired in-place leases	122,827
Acquired above-market leases	5,970
Acquired below-market leases	(24,065)
Total purchase price	$1,104,409
The Company recorded revenue for the three and nine months ended September 30, 2013 of $18.3 million and $26.5 million, respectively, and a net loss for the three and nine months ended September 30, 2013 of $6.8 million and $22.1 million, respectively, related to the 2013 Acquisitions. In addition, the Company recorded $11.8 million and $29.7 million of acquisition related expenses for the three and nine months ended September 30, 2013, respectively.
The following table summarizes selected financial information of the Company as if the 2013 Acquisitions were completed on January 1, 2012 for each period presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Pro forma basis:
Revenue	$30,190	$24,610	$90,142	$72,448
Net income (loss)	$7,347	$7,148	$23,018	$(5,539)

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2013

The pro forma information for the three and nine months ended September 30, 2013 was adjusted to exclude acquisition related expenses recorded during such period relating to the 2013 Acquisitions. These expenses were recognized in the pro forma information for the nine months ended September 30, 2012. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2012, nor does it purport to represent the results of future operations.
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

September 30, 2012
Land	$9,656
Building and improvements	45,647
Acquired in-place leases	7,173
Acquired above-market leases	2,168
Total purchase price	$64,644
The Company recorded revenue for the three and nine months ended September 30, 2012 of $738,000 and $927,000, respectively, and a net loss for the three and nine months ended September 30, 2012 of $1.2 million and $1.4 million, respectively, related to the 2012 Acquisitions. In connection with the purchase of the 2012 Acquisitions, the Company expensed $1.3 million and $1.6 million of acquisition costs for the three and nine months ended September 30, 2012, respectively.
The following table summarizes selected financial information of the Company as if all of the 2012 Acquisitions were completed on January 1, 2011 for each period presented below. The table below presents the Company’s estimated revenue and net (loss) income, on a pro forma basis, for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Pro forma basis:
Revenue	$2,298	$2,214	$6,797	$4,868
Net (loss) income	$173	$(36)	$497	$(2,233)
NOTE 5 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risks. The following table summarizes the terms of the Company’s executed swap agreement designated as a hedging instrument during the periods indicated (in thousands). The Company did not have any executed swap agreements as of December 31, 2012.

		Outstanding Notional				Fair Value of Liability
	Balance Sheet	Amount as of	Interest	Effective	Maturity	September 30,	December 31,
	Location	September 30, 2013	Rate (1)	Date	Date	2013	2012
Interest Rate Swap	Deferred rental income and other liabilities	$41,000	4.16%	7/24/2013	8/3/2020	$(559)	$—

(1)	The interest rate consists of the underlying index swapped to a fixed rate and the applicable interest rate spread.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2013

Additional disclosures related to the fair value of the Company’s derivative instrument are included in Note 3 to these condensed consolidated unaudited financial statements. The notional amount under the interest rate swap agreement is an indication of the extent of the Company’s involvement in the instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swap as a cash flow hedge, to hedge the variability of the anticipated cash flows on its variable rate debt. The changes in fair value of the effective portion of the derivative instrument that is designated as a hedge are recorded in other comprehensive loss. Any ineffective portion of the changes in fair value of the derivative instrument are recorded in interest expense.
The following table summarizes the unrealized loss on the Company’s derivative instrument and hedging activity for the three and nine months ended September 30, 2013 (in thousands). The Company did not own any derivative instruments for the three and nine months ended September 30, 2012.

	Amount of Loss Recognized in Other Comprehensive Loss
	Three Months Ended	Nine Months Ended
Derivatives in Cash Flow Hedging Relationships	September 30, 2013	September 30, 2013
Interest Rate Swap (1)	$(559)	$(559)

(1)
There was no portion of the change in the fair value of the interest rate swap agreement that was considered ineffective during the three and nine months ended September 30, 2013. No previously effective portion of the loss that was recorded in accumulated other comprehensive loss during the term of the hedging relationship was reclassified into earnings during the three and nine months ended September 30, 2013.

The Company has an agreement with its derivative counterparty that contains a provision whereby if the Company defaults on its unsecured indebtedness, then the Company could also be declared in default on its derivative obligation resulting in an acceleration of payment. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparty. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records a credit risk valuation adjustment on its interest rate swap based on the credit quality of the Company and the counterparty. There were no events of default related to the interest rate swap as of September 30, 2013.
NOTE 6 — CREDIT FACILITY AND NOTES PAYABLE
As of September 30, 2013, the Company had $196.8 million of debt outstanding with a weighted average interest rate of 3.86% and a weighted average remaining term of 8.1 years.
The following table summarizes the debt activity for the nine months ended September 30, 2013 and balances as of December 31, 2012 and September 30, 2013 (in thousands):

		During the nine months ended September 30, 2013
	Balance as of December 31, 2012	Debt Issuance	Repayments	Balance as of September 30, 2013
Fixed rate debt	$22,400	$174,360	$—	$196,760
Credit facility	140,053	496,000	(636,053)	—
Total	$162,453	$670,360	$(636,053)	$196,760
As of September 30, 2013, the fixed rate debt outstanding of $196.8 million included $41.0 million of variable rate debt subject to an interest rate swap agreement, which had the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.55% to 4.65% per annum. The debt outstanding matures on various dates from July 2016 through June 2023. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $377.3 million as of September 30, 2013. Each of the mortgage notes payable, comprising the fixed rate debt, is secured by the respective properties on which the debt was placed.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2013

As of September 30, 2013, the Company had no debt outstanding under its secured revolving credit facility, as amended (the “Credit Facility”), with Bank of America as administrative agent pursuant to a credit agreement (the “Credit Agreement”). The Credit Facility allows the Company to borrow up to $400.0 million, with the maximum amount outstanding not to exceed the borrowing base (the “Borrowing Base”), which is generally calculated as 65% of the aggregate value allocated to each qualified property that is eligible as collateral under the Credit Facility. As of September 30, 2013, the Company had $400.0 million of available borrowings under the Credit Facility based on the Borrowing Base under the Credit Facility. The aggregate balance of gross real estate assets, net of intangible lease liabilities, securing the Credit Facility was $615.6 million as of September 30, 2013. Subject to meeting certain conditions described in the Credit Agreement and the payment of certain fees, the amount of the Credit Facility may be increased up to a maximum of $750.0 million. The Credit Facility matures on November 29, 2015.
The Credit Facility will bear interest at rates depending upon the type of loan specified by the Company and the ratio of the Company’s consolidated indebtedness to its consolidated total asset value (the “Leverage Ratio”). For (a) a Eurodollar rate loan, the interest rate will be equal to (i) if the Leverage Ratio is greater than 65%, LIBOR plus 3.50%, (ii) if the Leverage Ratio is greater than 60% but less than or equal to 65%, LIBOR plus 3.00% and (iii) if the Leverage Ratio is less than or equal to 60%, LIBOR plus 2.50%; and (b) base rate loans, the interest rate will be a percentage per annum equal to (i) if the Leverage Ratio is greater than 65%, base rate plus 2.50%, (ii) if the Leverage Ratio is greater than 60% but less than or equal to 65%, base rate plus 2.00% and (iii) if the Leverage Ratio is less than or equal to 60%, base rate plus 1.50%.
The Credit Agreement and certain notes payable contain customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements, and dividend payout and REIT qualification requirements. The Credit Agreement also includes usual and customary events of default and remedies for facilities of this nature. Based on the Company’s analysis and review of its results of operations and financial condition, the Company believes it was in compliance with such covenants as of September 30, 2013.
Subsequent to September 30, 2013, the Company terminated the Credit Agreement and entered into an unsecured credit facility as discussed in Note 10 to these condensed consolidated unaudited financial statements.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on its results of operations, financial condition or liquidity.
Purchase Commitments
As of September 30, 2013, the Company had entered into purchase agreements with unaffiliated third-party sellers to acquire a 100% interest in three properties, subject to meeting certain criteria, for an aggregate purchase price of $59.8 million, exclusive of closing costs. As of September 30, 2013, the Company had $1.2 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, which will be forfeited if the transactions are not completed under certain circumstances. These deposits are included in the accompanying condensed consolidated unaudited balance sheets in property escrow deposits, prepaid expenses and other assets. As of November 8, 2013, none of these escrow deposits had been forfeited.
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

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2013

NOTE 8 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred, and will continue to incur, commissions, fees and expenses payable to CCI Advisors and certain of its affiliates in connection with the Offerings, and the acquisition, management and disposition of its assets.
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
All organization and offering expenses (excluding selling commissions and the dealer manager fee) are paid for by CCI Advisors or its affiliates and can be reimbursed by the Company up to 1.5% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be underwriting compensation. As of September 30, 2013, CCI Advisors had paid organization and offering costs in excess of the 1.5% limit in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 1.5% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offerings, these excess costs may become payable.
The Company incurred the following commissions, fees and expense reimbursements for services provided by CCI Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Offering:
Selling commissions	$71,379	$2,905	$100,190	$6,537
Selling commissions reallowed by CCC	$71,379	$2,905	$100,190	$6,537
Dealer manager fee	$21,244	$843	$29,702	$1,914
Dealer manager fee reallowed by CCC	$11,910	$492	$16,884	$1,104
Other organization and offering expenses	$16,009	$846	$22,440	$1,655
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
September 30, 2013

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Acquisition and Operations:
Acquisition fees and expenses	$9,794	$1,127	$22,634	$1,299
Advisory fees and expenses	$2,387	$—	$4,445	$—
Operating expenses	$737	$—	$1,399	$—
During the three and nine months ended September 30, 2012, CCI Advisors agreed to waive its rights to advisory fees and expense reimbursements; therefore, the Company did not incur any such fees or expense reimbursements during this period.
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
 During the three and nine months ended September 30, 2013 and 2012, no commissions or fees were incurred for any such services provided by CCI Advisors and its affiliates related to the services described above.
Due to Affiliates
As of September 30, 2013, $6.5 million was due to CCI Advisors and its affiliates primarily related to advisory fees and operating expenses that had not yet been reimbursed by the Company. As of December 31, 2012, $108,000 was due to CCI Advisors and its affiliates primarily related to the reimbursement of property escrow deposits and acquisition expenses paid on the Company’s behalf in connection with the 12 commercial properties acquired during the year ended December 31, 2012.
NOTE 9 — ECONOMIC DEPENDENCY
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

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2013

NOTE 10 — SUBSEQUENT EVENTS
Status of the Offerings
Subsequent to September 30, 2013, the Company ceased offering shares of common stock in the primary portion of the Offering. As of November 8, 2013, the Company had received $1.9 billion in gross offering proceeds through the issuance of approximately 192.4 million shares of its common stock in the Offering (including shares issued pursuant to the DRIP). The Company intends to deregister the unsold shares from the Offering in November 2013, but thereafter will continue to issue shares of common stock in the DRIP Offering. As of November 8, 2013, the Company had not issued any shares of common stock pursuant to the registration statement filed on Form S-3 for the DRIP Offering.
Investment in Real Estate and Related Assets
Subsequent to September 30, 2013, the Company acquired four properties for an aggregate purchase price of $207.7 million. The acquisitions were funded with net proceeds from the Offering and available borrowings. Acquisition related expenses totaling $4.2 million were expensed as incurred.
Unsecured Credit Facility
Subsequent to September 30, 2013, the Company entered into an unsecured credit agreement (the “Unsecured Credit Agreement”), which provides for up to $900.0 million in allowable borrowings (the “Unsecured Credit Facility”), including a $300.0 million term loan (the “Term Loan”) and $600.0 million in revolving loans (the “Revolving Loans”).
The Unsecured Credit Facility will bear interest at rates depending upon the type of loan specified by the Company and the Leverage Ratio. For (a) a Eurodollar rate loan, the interest rate will be equal to (i) if the Leverage Ratio is greater than 60%, LIBOR plus 2.40%, (ii) if the Leverage Ratio is greater than 55% but less than or equal to 60%, LIBOR plus 2.15%, (iii) if the Leverage Ratio is greater than 50% but less than or equal to 55%, LIBOR plus 1.90%, (iv) if the Leverage Ratio is greater than 45% but less than or equal to 50%, LIBOR plus 1.70%, and (v) if the Leverage Ratio is less than or equal to 45%, LIBOR plus 1.60%; and (b) base rate loans, the interest rate will be a percentage per annum equal to (i) if the Leverage Ratio is greater than 60%, base rate plus 1.40%, (ii) if the Leverage Ratio is greater than 55% but less than or equal to 60%, base rate plus 1.15%, (iii) if the Leverage Ratio is greater than 50% but less than or equal to 55%, base rate plus 0.90%, (iv) if the Leverage Ratio is greater than 45% but less than or equal to 50%, base rate plus 0.70%, and (v) if the Leverage Ratio is less than or equal to 45%, base rate plus 0.60%. The Unsecured Credit Agreement also includes an interest rate pricing structure should the Company obtain an investment grade rating.
The Term Loan matures on October 25, 2018 and the Revolving Loans mature on October 25, 2017. The maturity on the Revolving Loans may be extended to October 25, 2018 subject to satisfying certain conditions as outlined in the Unsecured Credit Agreement. As of November 8, 2013, the Company had $300.0 million outstanding under the Term Loan and no amounts of the Revolving Loans outstanding. Based on the underlying collateral pool, approximately $388.4 million was available for borrowing under the Revolving Loans as of November 8, 2013. In connection with the Unsecured Credit Agreement, the Company executed an interest rate swap agreement that effectively fixed the variable interest rate of the Term Loan at 3.026% based on the applicable margin at the current Leverage Ratio.
Credit Facility
Subsequent to September 30, 2013, the Company terminated the Credit Agreement in connection with the Unsecured Credit Agreement noted above. No amounts were outstanding under the Credit Facility prior to termination.
Cole/ARCP Merger Agreement
On October 22, 2013, Cole entered into the Merger Agreement with ARCP and Merger Sub.  The Merger Agreement provides for the merger of Cole with and into Merger Sub (the “Merger”), with Merger Sub surviving as a direct wholly owned subsidiary of ARCP.  Cole indirectly owns and/or controls CCI Advisors and CCC as well as CREI Advisors, LLC and Cole Capital™, the Company’s property manager and sponsor, respectively. The completion of the Merger is subject to various conditions.
Despite the indirect change of control that would occur for the Company’s advisor, dealer manager, property manager and sponsor upon consummation of the Merger, such entities are expected to continue to serve in their respective capacities to the Company following the Merger.

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

We ceased offering shares of common stock in the primary portion of the Offering on September 30, 2013 and will continue to issue shares of common stock under the DRIP Offering. We expect that we will continue to acquire properties throughout 2013 utilizing the proceeds from the Offerings, proceeds from financings on owned properties and future property acquisitions and proceeds from the strategic sale of properties and other investments. We expect that property acquisitions in 2014 and future periods, if any, will be funded by proceeds from the strategic sale of properties and other investments, financing of the acquired properties, proceeds from the DRIP Offering and cash flows from operations. We expect property acquisitions in future periods to be less than acquisitions in 2013.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our properties’ indebtedness and acquisition and operating expenses. Rental and other property income accounted for 83% of total revenue for both the three and nine months ended September 30, 2013, respectively, and accounted for 77% and 78% of total revenue for the three and nine months ended September 30, 2012, respectively. As 100% of our rentable square feet was under lease as of September 30, 2013, with a weighted average remaining lease term of 11.5 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. CCI Advisors regularly monitors the creditworthiness of our tenants by reviewing the tenants’ financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If CCI Advisors identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
As of September 30, 2013, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets, net of gross intangible lease liabilities, was 14%. As we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any new indebtedness used to acquire such properties. We may manage our risk of changes in real estate prices on future property acquisitions, when applicable, by entering into purchase agreements and loan commitments simultaneously so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with our future property acquisitions, when applicable, or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.
Recent Market Conditions
Beginning in late 2007, domestic and international financial markets experienced significant disruptions that severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Financial conditions affecting commercial real estate have improved and continue to improve, as low treasury rates and increased lending from banks, insurance companies, and commercial mortgage backed securities (“CMBS”) conduits have increased lending activity. Nevertheless, the debt market remains sensitive to the macro environment, such as Federal Reserve policy, market sentiment, or regulatory factors affecting the banking and CMBS industries. While we expect that financial conditions will remain favorable, if they were to deteriorate we may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including securitized debt, fixed rate loans, Unsecured Credit Facility borrowings, short-term variable rate loans, assumed mortgage loans in connection with property acquisitions, interest rate lock or swap agreements, or any combination of the foregoing.
Commercial real estate fundamentals continue to strengthen, as a moderate pace of job creation has supported gains in office absorption, retail sales, and warehouse distribution. Although construction activity has increased, it remains near historic lows; as a result, incremental demand growth has helped to reduce vacancy rates and support modest rental growth.  Improving fundamentals have resulted in gains in property values; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of September 30, 2013, 100% of the rentable square feet of our properties was under lease, and we expect that occupancy will remain high as the real estate recovery continues. However, if recent improvements in the economy reverse course, we may experience vacancies or be required to reduce rental rates on occupied space. If we do experience vacancies, CCI Advisors will actively seek to lease our vacant space; nevertheless, such space may be leased at lower rental rates and for shorter lease terms than our current leases provide.

Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate assets as of September 30, 2013 and 2012:

	September 30,
	2013	2012
Number of properties	56	6
Approximate rentable square feet	10.3 million	614,000
Percentage of rentable square feet leased	100%	100%
The following table summarizes our real estate investment activity during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Properties acquired	21	3	43	5
Approximate purchase price of acquired properties	$483.8 million	$56.0 million	$1.1 billion	$64.6 million
Approximate rentable square feet	4.8 million	387,000	7.1 million	469,000
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Revenue. Revenue increased $23.9 million to $25.6 million for the three months ended September 30, 2013, compared to $1.7 million for the three months ended September 30, 2012. Our revenue consisted primarily of rental and other property income, which accounted for 83% and 77% of total revenue during the three months ended September 30, 2013 and 2012, respectively. We also paid certain operating expenses subject to reimbursement by the tenant, which resulted in $4.4 million and $393,000 in tenant reimbursement income during the three months ended September 30, 2013 and 2012, respectively. The increases were due to owning 35 income producing properties for the entire three months ended September 30, 2013 and purchasing 21 additional properties during such period, compared to owning three properties during the three months ended September 30, 2012 and purchasing three additional properties during such period.
General and administrative expenses. General and administrative expenses increased $1.5 million to $1.7 million for the three months ended September 30, 2013, compared to $200,000 for the three months ended September 30, 2012. The increase was primarily due to incurring operating expenses reimbursable to CCI Advisors during the three months ended September 30, 2013, while such expenses were waived by CCI Advisors during the three months ended September 30, 2012, combined with incurring unused fees on the Credit Facility during the three months ended September 30, 2013, while the Credit Facility was not in place during the three months ended September 30, 2012. The increase was also due to increases in state franchise taxes and escrow and trustee fees, primarily due to increases in equity and real estate owned during the three months ended September 30, 2013.
Property operating expenses. Property operating expenses increased $4.0 million to $4.4 million for the three months ended September 30, 2013, compared to $440,000 for the three months ended September 30, 2012. The increase was primarily related to owning 35 properties for the entire three months ended September 30, 2013 and purchasing 21 additional properties during such period, compared to owning three properties during the three months ended September 30, 2012 and purchasing three additional properties during such period. The primary property operating expenses were repairs and maintenance, property taxes and property related insurance.
Advisory expenses. Pursuant to the advisory agreement with CCI Advisors and based upon the amount of our current invested assets, we are required to pay to CCI Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets. Additionally, we may be required to reimburse certain expenses incurred by CCI Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses for the three months ended September 30, 2013 totaled $2.4 million. There were no advisory fees and expenses for the three months ended September 30, 2012 as CCI Advisors waived these fees during this period.

Acquisition related expenses. Acquisition related expenses increased $10.5 million to $11.8 million for the three months ended September 30, 2013, compared to $1.3 million in acquisition expenses incurred for the three months ended September 30, 2012. The increase related to the acquisition of $483.8 million in properties during the three months ended September 30, 2013, compared to the acquisition of $56.0 million in properties during the three months ended September 30, 2012.
Depreciation and amortization expenses. Depreciation and amortization expenses increased $9.3 million to $9.9 million for the three months ended September 30, 2013, compared to $626,000 for the three months ended September 30, 2012. The increase was primarily the result of incurring depreciation and amortization expense related to 56 properties owned or acquired during the three months ended September 30, 2013, compared to depreciation and amortization incurred on six properties owned or acquired during the three months ended September 30, 2012.
Interest expense. Interest expense increased $2.8 million to $3.1 million for the three months ended September 30, 2013, compared to $278,000 for the three months ended September 30, 2012. The increase primarily related to an increase in the average amount outstanding under the Credit Facility and notes payable to $314.1 million during the three months ended September 30, 2013, compared to $22.4 million for the three months ended September 30, 2012.
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Revenue. Revenue increased $44.1 million to $47.9 million for the nine months ended September 30, 2013, compared to $3.8 million for the nine months ended September 30, 2012. Our revenue consisted primarily of rental and other property income, which accounted for 83% and 78% of total revenue during the nine months ended September 30, 2013 and 2012, respectively. We also paid certain operating expenses subject to reimbursement by the tenant, which resulted in $7.9 million and $826,000 in tenant reimbursement income during the nine months ended September 30, 2013 and 2012, respectively. The increases were due to owning 13 income producing properties for the entire nine months ended September 30, 2013 and purchasing 43 additional properties during such period, compared to owning one property during the nine months ended September 30, 2012 and purchasing five additional properties during such period.
General and administrative expenses. General and administrative expenses increased $2.8 million to $3.4 million for the nine months ended September 30, 2013, compared to $622,000 for the nine months ended September 30, 2012. The increase was primarily due to incurring operating expenses reimbursable to CCI Advisors during the nine months ended September 30, 2013, while such expenses were waived by CCI Advisors during the nine months ended September 30, 2012, combined with incurring unused fees on the Credit Facility during the nine months ended September 30, 2013, while the Credit Facility was not in place during the nine months ended September 30, 2012. The increase was also due to increases in state franchise taxes and escrow and trustee fees, primarily due to increases in equity and real estate owned during the nine months ended September 30, 2013.
Property operating expenses. Property operating expenses increased $7.1 million to $8.0 million for the nine months ended September 30, 2013, compared to $873,000 for the nine months ended September 30, 2012. The increase was primarily related to owning 13 properties for the entire nine months ended September 30, 2013 and purchasing 43 additional properties during such period, compared to owning one property during the nine months ended September 30, 2012 and purchasing five additional properties during such period. The primary property operating expenses were property repairs and maintenance, property taxes and property related insurance.
Advisory expenses. Pursuant to the advisory agreement with CCI Advisors and based upon the amount of our current invested assets, we are required to pay to CCI Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets. Additionally, we may be required to reimburse certain expenses incurred by CCI Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses for the nine months ended September 30, 2013 totaled $4.4 million. There were no advisory fees and expenses for the nine months ended September 30, 2012 as CCI Advisors waived these fees during this period.
Acquisition related expenses. Acquisition related expenses were $29.7 million for the nine months ended September 30, 2013, compared to $1.6 million for the nine months ended September 30, 2012. The increase related to the acquisition of $1.1 billion in properties during the nine months ended September 30, 2013, compared to the acquisition of $64.6 million in properties during the nine months ended September 30, 2012.
Depreciation and amortization expenses. Depreciation and amortization expenses increased $17.2 million to $18.5 million for the nine months ended September 30, 2013, compared to $1.3 million for the nine months ended September 30, 2012. The increase was primarily the result of incurring depreciation and amortization expense for the 56 properties owned or acquired during the nine months ended September 30, 2013, compared to incurring depreciation and amortization for the six properties owned or acquired during the nine months ended September 30, 2012.

Interest expense. Interest expense increased $7.1 million to $7.9 million for the nine months ended September 30, 2013, compared to $776,000 for the nine months ended September 30, 2012. The increase primarily related to an increase in the average amount outstanding under the Credit Facility and notes payable to $179.6 million during the nine months ended September 30, 2013, compared to $20.2 million for the nine months ended September 30, 2012.
Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001780821 per share (which equates to approximately 6.50% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period, commencing on January 1, 2013 and ending on December 31, 2013.
During the nine months ended September 30, 2013, we paid distributions of $21.7 million, including $12.2 million through the issuance of shares pursuant to the DRIP. During the nine months ended September 30, 2012, we paid distributions of $2.0 million, including $971,000 through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the nine months ended September 30, 2013 was $3.3 million and reflected a reduction for real estate acquisition related expenses incurred of $29.7 million, in accordance with GAAP. Net cash provided by operating activities for the nine months ended September 30, 2012 was $262,000 and reflected a reduction for real estate acquisition related expenses incurred of $1.6 million. As set forth in the “Estimated Use of Proceeds” section of the prospectus for the Offering, as supplemented, we treat our real estate acquisition related expenses as funded by proceeds from the Offerings, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock for the nine months ended September 30, 2013 are considered a source of our distributions to the extent that real estate acquisition related expenses have reduced net cash flows used in operating activities. As such, our 2013 distributions were funded by net cash provided by operating activities of $3.3 million and proceeds from the Offering of $18.4 million. The distributions paid during the nine months ended September 30, 2012 were funded by net cash provided by operating activities of $262,000 combined with cash provided by operating activities from the prior year (in excess of distributions paid in the prior year) in the amount of $219,000 and proceeds from the Offering of $1.5 million.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. We will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under the DRIP. In addition, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12 month period ending on the last day of the fiscal quarter for which the redemptions are being paid. During the nine months ended September 30, 2013, we redeemed 52,326 shares under our share redemption program for $514,000 at an average redemption price of $9.82 per share. As of September 30, 2013, the Company had received valid redemption requests for 83,928 shares, which were redeemed in full subsequent to September 30, 2013 for $822,000 at an average redemption price of $9.80 per share.
Liquidity and Capital Resources
General
Our principal demands for funds will be for real estate and real estate-related investments, for the payment of acquisition related costs, operating expenses, distributions and redemptions to stockholders and principal and interest on any current and any future indebtedness. Generally, cash needs for items other than acquisitions and acquisition related expenses will be generated from operations of our current and future investments. We expect to utilize funds from the Offerings and future proceeds from secured or unsecured financing to complete future property acquisitions. As the primary portion of the Offering has closed, we expect to meet cash needs for acquisitions from proceeds raised pursuant to the DRIP, cash flow from operations and from debt financings. The sources of our operating cash flows will primarily be provided by the rental income received from current and future leased properties. As of September 30, 2013, we had raised $1.7 billion of gross proceeds from the Offering before offering costs and selling commissions of $169.5 million.
As of September 30, 2013, we had cash and cash equivalents of $258.4 million and available borrowings of $400.0 million under the Credit Facility. Additionally, as of September 30, 2013, we had unencumbered properties with a gross book value of $485.8 million, which may be used as collateral to secure additional financing in future periods or as additional collateral to facilitate the refinancing of current mortgage debt as it becomes due.

Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions, and interest and principal on current and any future debt financings. We expect to meet our short-term liquidity requirements through net cash flows provided by operations and proceeds from the Offerings, as well as secured or unsecured borrowings from banks and other lenders to finance our expected future acquisitions.
We expect our operating cash flows to increase as we acquire additional properties. Assuming a maximum Offering and assuming all shares available under the DRIP are sold, we expect that approximately 88.6% of the gross proceeds from the sale of our common stock will be invested in real estate and real estate-related assets, while the remaining approximately 11.4% will be used for working capital and to pay costs of the Offering, including sales commissions, dealer manager fees, organization and offering expenses and fees and expenses of CCI Advisors in connection with acquiring properties. CCI Advisors pays the organizational and other offering costs associated with the sale of our common stock, which we reimburse in an amount up to 1.5% of the gross proceeds of the Offering. As of September 30, 2013, CCI Advisors had paid offering and organization costs in excess of such 1.5% limit in connection with the Offering. These excess costs were not included in our financial statements because such costs were not a liability to us as they exceeded 1.5% of gross proceeds from the Offering. As we raise additional proceeds from the Offerings, these excess costs may become payable.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate related investments and the payment of tenant improvements, acquisition related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any current and future indebtedness. We expect to meet our long-term liquidity requirements through proceeds from the cash flow from operations, proceeds from secured or unsecured borrowings from banks and other lenders, and proceeds raised pursuant to the DRIP Offering.
We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions, as necessary, including proceeds from the Offerings, borrowings on the Unsecured Credit Facility and/or future borrowings on unencumbered assets. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offerings or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders in excess of cash flows from operations.
As of September 30, 2013, we had $196.8 million of debt outstanding, with a weighted average interest rate of 3.86%. Our contractual obligations as of September 30, 2013 were as follows (in thousands):

	Payments due by period (1) (2)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - fixed rate debt	$196,760	$—	$18,018	$201	$178,541
Interest payments - fixed rate debt	60,900	7,666	15,134	13,627	24,473
Principal payments - credit facility (3)	—	—	—	—	—
Interest payments - credit facility (3)	—	—	—	—	—
Total	$257,660	$7,666	$33,152	$13,828	$203,014

(1)	The table does not include amounts due to CCI Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
As of September 30, 2013, we had $41.0 million of variable rate debt effectively fixed through the use of an interest rate swap agreement. We used the effective interest rate fixed under our swap agreement to calculate the debt payment obligations in future periods.

(3)	As of September 30, 2013, we had no debt outstanding under the Credit Facility.

We expect to incur additional borrowings in the future to acquire additional properties and make other real estate related investments. There is no limitation on the amount we may borrow against any single improved property. Our future borrowings will not exceed 300% of our net assets as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association REIT Guidelines; however, we may exceed that limit if approved by a majority of our independent directors. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. As of September 30, 2013, our ratio of debt to total gross real estate assets, net of gross intangible lease liabilities, was 14%.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities increased $3.0 million to $3.3 million during the nine months ended September 30, 2013, compared to $262,000 for the nine months ended September 30, 2012. The increase was primarily due to an increase in depreciation and amortization of $17.6 million and an increase in working capital accounts of $8.0 million. These increases were partially offset by an increase in net loss of $22.6 million. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities was $1.1 billion for the nine months ended September 30, 2013, compared to $64.7 million for the nine months ended September 30, 2012. The increase was primarily due to an increase in investment in real estate assets of $1.0 billion, an increase in the change in restricted cash of $18.6 million and the net payment of property escrow deposits of $1.2 million.
Financing Activities. Net cash provided by financing activities increased $1.3 billion to $1.4 billion for the nine months ended September 30, 2013, compared to $84.3 million for the nine months ended September 30, 2012. The increase was primarily due to an increase in net proceeds from the issuance of common stock under the Offering of $1.2 billion, as well as an increase in proceeds from the Credit Facility and notes payable, net of repayments, of $34.6 million.
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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform to GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the following:

•	Investment in and Valuation of Real Estate and Related Assets;

•	Allocation of Purchase Price of Real Estate and Related Assets;

•	Derivative Instruments and Hedging Activities;

•	Revenue Recognition; and

•	Income Taxes.
Except as set forth below, a complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2012. Derivative Instruments and Hedging Activities was not considered a critical accounting policy for the year ended December 31, 2012 because no transactions in derivative instruments or hedging activities had occurred during the year ended December 31, 2012. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2012, and related notes thereto.
Derivative Instruments and Hedging Activities
The Company accounts for its derivative instruments at fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The change in fair value of the effective portion of the derivative instrument that is designated as a hedge is recorded as other comprehensive income (loss). The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria are recorded as a gain or loss to operations.
Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanations.
Related-Party Transactions and Agreements
We have entered into agreements with CCI Advisors and its affiliates whereby we have paid, and will continue to pay, certain fees to, or reimburse certain expenses of, CCI Advisors or its affiliates, such as acquisition and advisory fees and expenses, organization and offering costs, sales commissions, dealer manager fees and expenses, leasing fees and reimbursement of certain operating costs. See Note 8 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a further explanation of the various related-party transactions, agreements and fees.
Subsequent Events
Certain events occurred subsequent to September 30, 2013 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 10 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off-Balance Sheet Arrangements
As of September 30, 2013 and December 31, 2012, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
In connection with the acquisition of our properties, we have obtained variable rate debt financing, and are therefore exposed to changes in LIBOR. As of September 30, 2013, we had no variable rate debt outstanding on the Credit Facility. In the future, we may obtain additional variable rate debt financing to fund certain property acquisitions, and may be further exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. We have entered, and expect to continue to enter, into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk associated with our variable rate debt. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes. We may also enter into rate lock arrangements to lock interest rates on future borrowings. We may be exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates.

As of September 30, 2013, we have one interest rate swap agreement, which matures in August 2020, with a notional amount of $41.0 million and a fair value of $559,000. The fair value of the interest rate swap agreement is dependent upon existing market interest rates and swap spreads. As of September 30, 2013, an increase of 50 basis points in interest rates would result in a decrease to the fair value of the derivative liability of $24,000.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2013, were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2013, we had issued approximately 166.8 million shares in the Offering for gross proceeds of $1.7 billion, out of which we paid $144.5 million in selling commissions and dealer manager fees, $25.0 million in organization and offering costs and $34.6 million in acquisition related expenses to CCI Advisors or its affiliates. With the net offering proceeds, we acquired $1.4 billion in real estate and related assets. As of November 8, 2013, we have sold approximately 192.4 million shares in the Offering for gross offering proceeds of $1.9 billion.
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
The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest. During the three months ended September 30, 2013, we redeemed shares, including those due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 - July 31, 2013	—	$—	—	(1)
August 1, 2013 - August 31, 2013	23,676	$9.70	23,676	(1)
September 1, 2013 - September 30, 2013	—	$—	—	(1)
Total	23,676		23,676	(1)

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended September 30, 2013 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended September 30, 2013 that would require a response to this item.

Item 6.	Exhibits
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
Date: November 12, 2013

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.1	Form of Initial Subscription Agreement (Incorporated by reference to Exhibit 4.1 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed October 16, 2013).
4.2	Form of Additional Investment Subscription Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed October 16, 2013).
4.3	Form of Alternative Initial Subscription Agreement (Incorporated by reference to Exhibit 4.3 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on October 16, 2013).
4.4
Form of Initial Subscription Agreement for use with Alabama investors (Incorporated by reference to Exhibit 4.4 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on October 16, 2013).

4.5
Form of Additional Subscription Agreement for use with Alabama investors (Incorporated by reference to Exhibit 4.5 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on October 16, 2013).

4.6	Alternative Form of Additional Subscription Agreement (Incorporated by reference to Exhibit 4.6 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed October 16, 2013).
10.1*	Purchase and Sale Agreement by and between Cole CCIT Acquisitions, LLC and US Rio, LP, dated July 30, 2013.
10.2*	Purchase and Sale Agreement by and between Cole CCIT Acquisitions, LLC and US Real Estate Limited Partnership, dated July 30, 2013.
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**
Certification of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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