Form 10-K
period 2013-12-31
COLE CORPORATE INCOME TRUST, INC.
filed 2014-03-31
CIK 1490626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 000-54940
 COLE CORPORATE INCOME TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	27-2431980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2325 East Camelback Road, Suite 1100 Phoenix, Arizona 85016 (Address of principal executive offices; zip code)	(602) 778-8700 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
None	None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one.)
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is no established market for the registrant’s shares of common stock. As of June 30, 2013, the last business day of the registrant's most recently completed second fiscal quarter, the registrant was conducting an initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares were being sold at $10.00 per share with discounts available for certain categories of purchasers. There were approximately 59.5 million shares of common stock held by non-affiliates as of June 30, 2013, for an aggregate market value of $594.6 million, assuming a market value as of that date of $10.00 per share. The number of shares of common stock outstanding as of March 25, 2014 was approximately 195.0 million.
Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the Cole Corporate Income Trust, Inc. Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K of Cole Corporate Income Trust, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission (the “SEC”). We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Annual Report on Form 10-K. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in “Item 1A — Risk Factors” of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS
Formation
Cole Corporate Income Trust, Inc. (the “Company”, “we,” “our” or “us”) is a Maryland corporation that was formed on April 6, 2010, our date of inception, which has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. We are the sole general partner of, and own a 99.99% partnership interest in, Cole Corporate Income Operating Partnership, LP, a Delaware limited partnership (“CCI OP”). We are externally managed by Cole Corporate Income Advisors, LLC (“CCI Advisors”), which was, prior to the ARCP Merger (as defined below), indirectly owned by Cole Real Estate Investments, Inc. (“Cole”, formerly known as Cole Credit Property Trust III, Inc.) as a result of Cole acquiring Cole Holdings Corporation (“CHC”) on April 5, 2013 pursuant to a transaction whereby CHC merged with and into CREInvestments, LLC (“CREI”), a wholly-owned subsidiary of Cole. CCI Advisors, our advisor, is the sole limited partner and owner of an insignificant noncontrolling partnership interest of less than 0.01% of CCI OP. On February 7, 2014, American Realty Capital Properties, Inc. (“ARCP”) acquired Cole pursuant to a transaction whereby Cole merged with and into Clark Acquisition, LLC, a wholly owned subsidiary of ARCP (“Merger Sub”), with Merger Sub surviving as a wholly owned subsidiary of ARCP (the “ARCP Merger”). ARCP is a self-managed publicly traded Maryland corporation listed on The NASDAQ Global Select Market, focused on acquiring and owning single tenant freestanding commercial properties subject to net leases with high credit quality tenants. As a result of the ARCP Merger, ARCP indirectly owns and/or controls our external advisor, CCI Advisors, our dealer manager, Cole Capital Corporation (“CCC”), our property manager, CREI Advisors, LLC (“CREI Advisors”), and our sponsor, Cole Capital™, and such entities are expected to continue to serve in their respective capacities to the Company, as discussed in Note 16 to our consolidated financial statements in this Annual Report on Form 10-K.
Our sponsor, Cole Capital, which is comprised of a group of affiliated entities, including CCI Advisors, has sponsored various real estate investment programs. CCI Advisors, pursuant to an advisory agreement with us, is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf. Our charter provides that our independent directors are responsible for reviewing the performance of CCI Advisors and determining whether the compensation paid to CCI Advisors and its affiliates is reasonable. The advisory agreement with CCI Advisors is for a one-year term and is reconsidered on an annual basis by our board of directors.
On February 10, 2011, pursuant to a registration statement filed on Form S-11 with the SEC under the Securities Act (Registration No. 333-166447), we commenced our initial public offering on a “best efforts” basis of up to a maximum of 250,000,000 shares of our common stock at a price of $10.00 per share, and up to 50,000,000 additional shares pursuant to a distribution reinvestment plan (the “DRIP”) under which our stockholders could elect to have distributions reinvested in additional shares at a price of $9.50 per share (the “Offering”). On June 28, 2011, we issued the initial 370,727 shares in the Offering and commenced principal operations.
We terminated the Offering on November 21, 2013. At the completion of the Offering, a total of approximately 192.4 million shares of common stock had been issued, including approximately 189.8 million shares issued in the primary portion of the Offering and approximately 2.6 million shares issued pursuant to the DRIP.
In addition, we registered 10.0 million shares of common stock under the DRIP pursuant to a registration statement filed on Form S-3 (the “DRIP Offering” and collectively with the Offering, the “Offerings”), which was filed with the SEC on September 26, 2013 and automatically became effective with the SEC upon filing. We will continue to issue shares of common stock under the DRIP Offering. As of December 31, 2013, we had issued approximately 193.0 million shares of our common stock in the Offerings for gross proceeds of $1.9 billion, before share redemptions of $1.3 million and offering costs, selling commissions and dealer manager fees of $194.4 million.
We intend to use substantially all of the net proceeds from the Offerings to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of single-tenant, income-producing necessity corporate office and industrial properties, which are leased to creditworthy tenants and strategically located throughout the United States. We expect that most of our properties will be subject to “net” leases, whereby the tenant will be primarily responsible for the property’s cost of repairs, maintenance, property taxes, utilities, insurance and other operating costs. As of December 31, 2013, we owned 77 properties comprising approximately 15.6 million rentable square feet of commercial space located in 28 states, which were 100% leased.

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
For over three decades, our sponsor has developed and utilized this investment approach in acquiring and managing commercial real estate assets primarily in the retail sector. A substantial portion of our sponsor’s experience included the application of this investment approach in the corporate sector, and we expect that our advisor will continue to apply this conservative and disciplined investment approach in acquiring and managing, on our behalf, necessity corporate properties. Further, our sponsor’s investment strategy focuses on properties that typically have high occupancy rates (greater than 90%) and low to moderate leverage (0% to 50% loan to value). In addition, our sponsor has built a business of approximately 400 employees who are experienced in the various aspects of acquiring, financing and managing commercial real estate, and we believe that our access to these resources provides us with a competitive advantage.

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
We also have invested and expect to continue to invest in multi-tenant properties, anchored by one or more principal tenants who are creditworthy and subject to long-term net leases. We expect that, from time to time, we may invest in corporate development projects, designed to construct an income-producing office or industrial property to serve one or more creditworthy tenants. Our goal is to acquire a portfolio of properties that are diversified by way of location and industry, in order to minimize the potential adverse impact of economic slow-downs or downturns in local markets or a specific industry.
There is no limitation on the number, size or type of properties that we may acquire or on the percentage of net proceeds of the Offerings that may be invested in a single property. The number and mix of properties comprising our portfolio will depend upon real estate market conditions and other circumstances existing at the time we acquire properties. We are not restricted to investments in corporate properties. We will not forgo a high quality investment because it does not precisely fit our expected portfolio composition. See “— Other Possible Investments” below for a description of other types of real estate and real estate-related investments we may make.
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
Real Estate Underwriting Process
In evaluating potential property acquisitions consistent with our investment objectives, our advisor applies a well-established underwriting process to determine the creditworthiness of potential tenants. Similarly, our advisor will apply credit underwriting criteria to possible new tenants when we are re-leasing properties in our portfolio. Many of the tenants of our properties are and we believe will continue to be creditworthy entities having high net worth and operating income. Our advisor’s underwriting process includes analyzing the financial data and other available information about the tenant, such as income statements, balance sheets, net worth, cash flow, business plans, data provided by industry credit rating services, and/or other information our advisor may deem relevant. Generally, these tenants must have a proven track record in order to meet the credit tests applied by our advisor. In addition, we may obtain guarantees of leases by the corporate parent of the tenant, in which case our advisor will analyze the creditworthiness of the guarantor. In many instances, especially in sale-leaseback situations where we are acquiring a property from a company and simultaneously leasing it back to the company under a long-term lease, we will meet with the senior management to discuss the company’s business plan and strategy.
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
Description of Leases
We expect to continue to acquire tenant properties with existing double net or triple net leases. “Net” leases means leases that typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, maintenance, insurance and building repairs related to the property, in addition to the lease payments. Triple net leases typically require the tenant to pay all costs associated with a property in addition to the base rent and percentage rent, if any, including capital expenditures for the roof and the building structure. Double net leases typically hold the landlord responsible for the capital expenditures for the roof and structure, while the tenant is responsible for all lease payments and remaining operating expenses associated with the property. Double net and triple net leases help ensure the predictability and stability of our expenses, which we believe will result in greater predictability and stability of our cash distributions to stockholders. Not all of our leases will be net leases. In respect of multi-tenant properties, we expect to continue to have a variety of lease arrangements with the tenants of these properties. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property. We will have limited ability to revise the terms of leases to those tenants. We have acquired and may continue to acquire properties subject to “gross” leases. “Gross” leases means leases that typically require the tenant to pay a flat rental amount and we would pay for all property charges regularly incurred as a result of our owning the property. When spaces in a property become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we anticipate entering into “net” leases.
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
Ownership Structure
Our investments in real estate generally take the form of holding fee title or a long-term leasehold estate. We have acquired, and expect to continue to acquire, such interests either directly through our operating partnership or indirectly through limited liability companies, limited partnerships or other entities owned and/or controlled by us or our operating partnership. We have acquired and may continue to acquire properties by acquiring the entity that holds the desired properties. We also have acquired and also may continue to acquire properties through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with third parties, including the developers of the properties or affiliates of our advisor. See the section captioned “— Joint Venture Investments” below.
Joint Venture Investments
We have entered, and may continue to enter, into joint ventures, partnerships, co-tenancies and other co-ownership arrangements with affiliated entities of our advisors, including other real estate programs sponsored by affiliates of our advisor, and other third parties for the acquisition, development or improvement of properties or the acquisition of other real estate-related investments. We may also enter into such arrangements with real estate developers, owners and other unaffiliated third parties for the purpose of developing, owning and operating real properties. In determining whether to invest in a particular joint venture, our advisor will evaluate the underlying real property or other real estate-related investment using the same criteria described above in “— Investment Decisions” for the selection of our real property investments. Our advisor also will evaluate the joint venture or co-ownership partner and the proposed terms of the joint venture or a co-ownership arrangement.

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
Our advisor’s officers and key persons may have conflicts of interest in determining which program sponsored by Cole Capital should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our advisor’s officers and key persons may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since some or all of our advisor’s officers and key persons will also advise the affiliated co-venturer, agreements and transactions between us and ARCP or any other real estate programs sponsored by Cole Capital will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture.
We may enter into joint ventures with ARCP, other real estate programs sponsored by Cole Capital, or with our advisor, one or more of our directors, or any of their respective affiliates, only if a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by unaffiliated joint venturers, and the cost of our investment must be supported by a current appraisal of the asset.
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

•
consistent with our general policy regarding joint venture investments, we would have an option or contract to purchase, or a right of first refusal to purchase, the property or the co-investor’s interest.

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
Other Possible Investments
Although we have invested and expect to continue to invest primarily in real estate, our portfolio may also include other real estate-related investments, such as mortgage, mezzanine, bridge and other loans and securities related to real estate assets, frequently, but not necessarily always, in the corporate sector, to the extent such assets do not cause us to lose our REIT status or cause us to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. Thus, to the extent that our advisor presents us with high quality investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) and do not cause us, our operating partnership or any other subsidiaries to meet the definition of an “investment company” under the Investment Company Act, our portfolio composition may vary from what we initially expect. Our board of directors has broad discretion to change our investment policies in order for us to achieve our investment objectives.
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

Investment in Other Real Estate-Related Securities.  To the extent permitted by Section V.D.2 of the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association (the “NASAA REIT Guidelines”), and subject to the limitations set forth in our charter, we may invest in common and preferred real estate-related equity securities of both publicly traded and private real estate companies. Real estate-related equity securities are generally unsecured and also may be subordinated to other obligations of the issuer. Our investments in real estate-related equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer.
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
At the same time, our advisor believes in utilizing leverage in a moderate fashion. While there is no limitation on the amount we may borrow against any single improved property, our charter limits our aggregate borrowings to 75% of the cost of our gross assets (or 300% of net assets) (before deducting depreciation or other non-cash reserves) unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Consistent with our advisor’s approach toward the moderate use of leverage, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. Our advisor has set a target leverage ratio of 40% to 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets.
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
We may not borrow money from any of our directors or from our advisor or its affiliates unless such loan is approved by a majority of the directors not otherwise interested in the transaction (including a majority of the independent directors) as fair, competitive and commercially reasonable and no less favorable to us than a comparable loan between unaffiliated parties. During the years ended December 31, 2013 and 2012, we did not borrow any funds from affiliates of our advisor. During the year ended December 31, 2011, in connection with the purchase of a $32.9 million property, we entered into a $9.0 million subordinate loan with Series C, LLC ("Series C"), an affiliate of our advisor, which was repaid in full, without premium or penalty, during the year ended December 31, 2012.

Disposition Policies
We intend to hold each property we acquire for an extended period, generally in excess of seven years. Holding periods for other real estate-related investments may vary. Regardless of intended holding periods, circumstances might arise that could cause us to determine to sell an asset before the end of the expected holding period if we believe the sale of the asset would be in the best interests of our stockholders. The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, current tenant rolls and tenant creditworthiness, whether we could apply the proceeds from the sale of the asset to make other investments, whether disposition of the asset would increase cash flow, and whether the sale of the asset would be a prohibited transaction under the Internal Revenue Code or otherwise impact our status as a REIT for federal income tax purposes. The selling price of a property that is net leased will be determined in large part by the amount of rent payable under the lease. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. As of December 31, 2013, we had not sold any properties.
Acquisition of Properties from Affiliates of our Advisor
We may acquire properties or interests in properties from or in co-ownership arrangements with entities affiliated with our advisor, including properties acquired from affiliates of our advisor engaged in construction and development of commercial real properties. We will not acquire any property from an affiliate of our advisor unless a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction determine that the transaction is fair and reasonable to us. The purchase price that we will pay for any property we acquire from affiliates of our advisor, including property developed by an affiliate of our advisor as well as property held by such an affiliate that has already been developed, will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate of our advisor may not exceed the cost of the property to the affiliate, unless a majority of our directors and a majority of our independent directors determine that substantial justification for the excess exists and the excess is reasonable. During the years ended December 31, 2013 and 2012, we did not purchase any properties from affiliates of our advisor. During the year ended December 31, 2011 we purchased a single tenant office building from Series C.
Conflicts of Interest
We are subject to various conflicts of interest arising out of our relationship with our advisor and its affiliates, including conflicts related to the arrangements pursuant to which we compensate our advisor and its affiliates. While our independent directors must approve the engagement of CCI Advisors as our advisor annually, the fees payable to CCI Advisors in connection with the services provided to us, and any subsequent decision to continue such engagement, the ability of our independent directors to negotiate on our behalf may be adversely impacted by the fact that our board of directors recognizes that our stockholders invested with the understanding and expectation that an affiliate of Cole Capital would act as our advisor. Certain conflict resolution procedures are set forth in our charter.
Our officers and affiliates of our advisor will try to balance our interests with the interests of ARCP and other real estate programs sponsored by Cole Capital to whom they owe duties. However, to the extent that these persons take actions that are more favorable to other entities than to us, these actions could have a negative impact on our financial performance and, consequently, on distributions to you and the value of your investment. In addition, our directors, officers and certain of our stockholders may engage for their own account in business activities of the types conducted or to be conducted by our subsidiaries and us.
Our independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise and are authorized to retain independent legal counsel. Furthermore, all of our directors have a fiduciary obligation to act on behalf of our stockholders.
Due to the ARCP Merger, we are now subject to conflicts of interest arising out of our relationship with Mr. Schorsch, our chairman of the board of directors, chief executive officer and president, who has a significant financial interest in the American Realty Capital group of companies, which sponsors REITs, some of which have investment objectives, targeted assets, and legal and financial obligations similar to ours. Mr. Schorsch also serves as the chairman and chief executive officer of ARCP, which also has investment objectives, targeted assets, and legal and financial obligations similar to ours. Mr. Schorsch also serves as the executive chairman of the board of directors of RCS Capital Corporation and in various executive and/or board positions with entities that are part of the American Realty Capital group of companies. RCS Capital Corporation is a public holding company that operates a broker-dealer that serves as the dealer manager for other REITs, some of which have investment objectives, targeted assets, and legal and financial obligations similar to ours, including REITs sponsored by the American Realty Capital group of companies.

Interests in Other Real Estate Programs and Other Concurrent Offerings
Affiliates of our advisor act as an advisor to, and/or our executive officers and at least one of our directors act as officers and/or directors of, ARCP, as well as Cole Credit Property Trust, Inc. (“CCPT I”), Cole Real Estate Income Strategy (Daily NAV), Inc. (“Cole Income NAV Strategy”), Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Credit Property Trust V, Inc. (“CCPT V”), and/or Cole Office & Industrial REIT, Inc. (“CCIT II”) all of which are REITs offered, distributed and/or managed by affiliates of our advisor. In addition, all of these REITs employ our sponsor’s investment strategy, which focuses on single-tenant commercial properties subject to long term net leases to creditworthy tenants. ARCP, CCPT I, CCPT IV, and CCPT V focus primarily on the retail sector, and Income NAV focuses on the retail, office and industrial sectors, while we and CCIT II focus on the industrial and corporate office sector. Nevertheless, the common investment strategy used by each REIT would permit them to purchase certain properties that may also be suitable for our portfolio. Formerly, Cole Credit Property Trust II, Inc. (“CCPT II”) was affiliated with our advisor; however, on January 22, 2013, CCPT II entered into an agreement and plan of merger with Spirit Realty Capital, Inc., a publicly listed REIT. The merger was completed on July 17, 2013. In addition, affiliates of CCI Advisors acted as an advisor to Cole; however, on February 7, 2014, the ARCP Merger was completed pursuant to a transaction whereby Cole merged with and into Merger Sub with Merger Sub surviving as a wholly-owned subsidiary of ARCP.
As described in the section captioned “— Formation” above, the ARCP Merger was completed on February 7, 2014, and ARCP is a self-managed publicly traded Maryland corporation listed on The NASDAQ Global Select Market.
CCPT I is no longer offering shares for investment as of the date of this Annual Report on Form 10-K, and is not currently pursuing the acquisition of additional properties. On March 17, 2014, CCPT I entered into an agreement and plan of merger (the “CCPT I Merger Agreement”) among CCPT I, ARCP, and Desert Acquisition, Inc., a Delaware corporation and direct wholly owned subsidiary of ARCP (“Desert Merger Sub”), pursuant to which, among other things, Desert Merger Sub will commence a cash tender offer (the “Offer”) to purchase all of the outstanding shares of CCPT I’s common stock at a price of $7.25 per share in cash, without interest, subject to applicable tax withholding. Following the expiration of the Offer, and subject to the satisfaction or waiver of the conditions set forth in the CCPT I Merger Agreement and, if necessary, exercise of the top-up option provided for in the CCPT I Merger Agreement, CCPT I will merge with and into Desert Merger Sub, with Desert Merger Sub surviving as a direct wholly owned subsidiary of ARCP.
CCIT II’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on September 17, 2013. Cole Income NAV Strategy’s offerings of up to $4.0 billion in shares of common stock of three classes were declared effective by the SEC on December 6, 2011 and August 26, 2013. CCPT V's initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on March 17, 2014. CCPT IV's initial public offering of up to 250,000,000 shares of common stock was declared effective by the SEC on January 26, 2012.
ARCP and any real estate program sponsored by Cole Capital, whether or not currently existing, could compete with us in the sale or operation of our assets. We will seek to achieve any operating efficiencies or similar savings that may result from affiliated management of competitive assets. However, to the extent such programs own or acquire property that is adjacent, or in close proximity, to a property we own, our property may compete with such other program’s property for tenants or purchasers.
 Although our board of directors has adopted a policy limiting the types of transactions that we may enter into with our advisor and its affiliates, including ARCP and other real estate programs sponsored by Cole Capital, we may enter into certain such transactions, which are subject to an inherent conflict of interest. Similarly, joint ventures involving affiliates of our advisor also give rise to conflicts of interest. In addition, our board of directors may encounter conflicts of interest in enforcing our rights against any affiliate of our advisor in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and our advisor, any of its affiliates, ARCP or another real estate program sponsored by Cole Capital.
Other Activities of CCI Advisors and Its Affiliates
We rely on CCI Advisors for the day-to-day operation of our business pursuant to an advisory agreement. As a result of the interests of members of its management in ARCP and other real estate programs sponsored by Cole Capital and the fact that they have also engaged and will continue to engage in other business activities, CCI Advisors and its officers, key persons and respective affiliates have conflicts of interest in allocating their time between us, ARCP and other real estate programs sponsored by Cole Capital and other activities in which they are involved. However, CCI Advisors believes that it and its affiliates have sufficient personnel to discharge fully their responsibilities to ARCP and all of the real estate programs sponsored by Cole Capital and other ventures in which they are involved.
In addition, each of our executive officers also serves as an officer and/or director of our advisor, our property manager,

and/or other affiliated and unaffiliated entities. As a result, these individuals owe fiduciary duties to these other entities, as applicable, which may conflict with the fiduciary duties that they owe to us and our stockholders.
Dealer Manager
Because CCC, our dealer manager, is an affiliate of CCI Advisors, we did not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with the Offerings.
Property Manager
Our properties are, and we anticipate that substantially all properties we acquire in the future will be, managed and leased by our property manager, CREI Advisors, an affiliate of our advisor, pursuant to property management and leasing agreements with our subsidiaries that hold title to our properties. We expect CREI Advisors to also serve as property manager for properties owned by other real estate programs sponsored by Cole Capital, some of which may be in competition with our properties.
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
Employees
We have no direct employees. The employees of CCI Advisors and its affiliates provide services to us related to acquisition and disposition, property management, asset management, financing, accounting, investor relations and administration. The employees of CCC, our dealer manager, provide wholesale brokerage services.
We are dependent on our advisor and its affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies were unable to provide these services to us, we would be required to obtain such services from other sources.
We may reimburse CCI Advisors and its affiliates for expenses incurred in connection with its provision of administrative, acquisition, property management, asset management, financing, accounting and investor relation services, including personnel costs, subject to certain limitations. During the year ended December 31, 2013, we incurred advisory fees and operating expense reimbursements of $8.0 million and $2.2 million, respectively. We did not incur any advisory fees or operating expense reimbursements during the year ended December 31, 2012 as CCI Advisors agreed to waive its rights to these fees and expense reimbursements during such year.
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
Concentration of Credit Risk
As of December 31, 2013, we had cash on deposit, including restricted cash, at seven financial institutions in which we had deposits in excess of federally insured levels, totaling $67.2 million; however, we have not experienced any losses in such accounts. We limit significant cash deposits to accounts held by financial institutions with high credit standing; therefore, we believe we are not exposed to any significant credit risk on our cash deposits.
As of December 31, 2013, no single tenant accounted for greater than 10% of our 2013 gross annualized rental revenues. We had certain geographic concentrations in our property holdings. As of December 31, 2013, we had properties located in two states, with respective gross annualized rental revenues greater than 10% of our 2013 total gross annualized rental revenues: Texas (24%) and New Jersey (11%). In addition, we had tenants in four industries with respective gross annualized rental revenues greater than 10% of our 2013 total gross annualized rental revenues: manufacturing (15%), healthcare (15%), mining and natural resources (14%) and technology (11%). See Item 2. “Properties” for additional information regarding the geographic concentration of our properties.
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
Available Information
We electronically file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. We have also filed registration statements, amendments to our registration statements, and/or supplements to our prospectus in connection with our Offerings with the SEC. Copies of our filings with the SEC may be obtained from the SEC’s website, at http://www.sec.gov. Access to these filings is free of charge.

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
Since we currently have not identified all of the properties that we may purchase, we are considered to be a “blind pool.” You will not be able to evaluate the economic merit of our future investments until after such investments have been made. As a result, an investment in our shares is speculative.
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
Our share redemption program includes numerous restrictions that limit your ability to sell your shares. Generally, you must have held your shares for at least one year in order to participate in our share redemption program. Subject to funds being available, we will further limit the number of shares redeemed pursuant to our share redemption program as follows: (1) we will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemption is being paid (provided, however, that while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, shares subject to a redemption requested upon the death of a stockholder will not be subject to the percentage cap); and (2) funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under our DRIP Offering. In an effort to accommodate redemption requests throughout the calendar year, we intend to limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter (provided, however, that while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, shares subject to a redemption requested upon the death of a stockholder will not be subject to the percentage cap), and funding for redemptions for each quarter generally will be limited to the net proceeds we receive from the sale of shares in the respective quarter under our DRIP Offering; however, our management may waive these quarterly limitations in its sole discretion, subject to the 5% cap on the number of shares we may redeem during the respective trailing 12 month period. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12 month period. Our management may amend the terms of, suspend, or terminate our share redemption program without stockholder approval upon 30 days prior written notice or reject any request for redemption. These restrictions severely limit your ability to sell your shares should you require liquidity, and limit your ability to recover the value invested or the fair market value of your shares.
The offering price for our shares is not based on the book value or net asset value of our current or expected investments or our current or expected cash flow.
The offering price for our shares is not based on the book value or net asset value of our current or expected investments or our current or expected operating cash flows. Our board of directors does not intend to provide a reasonable estimate of the value of our shares until 18 months after the end of the primary offering period, unless earlier required pursuant to any applicable regulations. Until such time as a reasonable estimate of the value of our shares is determined, the price of our shares is not intended to reflect our per share net asset value.
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
To the extent that cash flow from operations is insufficient to make distributions to our stockholders, we have paid, and may continue to pay, some or all of our distributions from sources other than cash flows from operations. Such sources may include borrowings, proceeds from asset sales or the sale of our securities in the DRIP Offering or future offerings. We have no limits on the amounts we may pay from sources other than cash flows from operations. The payment of distributions from sources other than cash provided by operating activities may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds, and may cause subsequent investors to experience dilution. This may negatively impact the value of your investment.
During the year ended December 31, 2013, we paid distributions of $49.8 million, including $28.9 million through the issuance of shares pursuant to the DRIP. During the year ended December 31, 2012, we paid distributions of $3.9 million, including $2.0 million through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the year ended December 31, 2013 was $1.1 million and reflected a reduction for real estate acquisition related expenses incurred of $54.1 million, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Net cash used in operating activities for the year ended December 31, 2012 was $2.2 million and reflected a reduction for real estate acquisition related expenses incurred of $6.2 million. We treat our real estate acquisition related expenses as funded by proceeds from the Offerings, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock for the year ended December 31, 2013 are considered a source of our distributions to the extent that real estate acquisition related expenses have reduced net cash flows used in operating activities. As such, our 2013 distributions were funded by net cash provided by operating activities of $1.1 million, or 2.2%, and proceeds from the issuance of common stock of $48.8 million, or 97.8%. The distributions for the year ended December 31, 2012 were funded by cash provided by operating activities from the prior year (in excess of distributions paid in the prior year) in the amount of $219,000, or 5.6%, and proceeds from the issuance of common stock of $3.7 million, or 94.4%.
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
We could suffer from delays in locating suitable investments. Delays we encounter in the selection and acquisition of income-producing properties likely would adversely affect our ability to pay distributions to you and/or the value of your overall returns. Competition from other real estate investors increases the risk of delays in investing our net offering proceeds. Our stockholders should expect to wait at least several months after the closing of a property acquisition before receiving cash distributions attributable to that property. If our advisor is unable to identify suitable investments, we will hold the proceeds we raise or raised in our Offerings in an interest-bearing account or invest the proceeds in short-term, investment-grade investments, which would provide a significantly lower return to us than the return we expect from our investments in real estate.
We have experienced losses in the past, and we may experience additional losses in the future.
Historically, we have experienced net losses (calculated in accordance with GAAP) and we may not be profitable or realize growth in the value of our investments. Many of our losses can be attributed to start-up costs, depreciation and amortization, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. For a further discussion of our operational history and the factors affecting our losses, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto.
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
Our success depends to a significant degree upon certain key personnel of our advisor. If our advisor loses or is unable to obtain key personnel, our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions to you and the value of your investment.
Our success depends to a significant degree upon the contributions of certain executive officers and other key personnel of our advisor, each of whom would be difficult to replace. We cannot guarantee that all of these key personnel, or any particular person, will remain affiliated with us, our sponsor and/or our advisor. If any of our key personnel were to cease their affiliation with our advisor, our operating results could suffer. Further, we currently do not separately maintain key person life insurance on Nicholas S. Schorsch. We believe that our future success depends, in large part, upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that our sponsor or advisor will be successful in attracting and retaining such skilled personnel. If our advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.
If our board of directors elects to internalize our management functions in connection with a listing of our shares of common stock on an exchange or other liquidity event, your interest in us could be diluted, and we could incur other significant costs associated with being self-managed.
In the future, we may undertake a listing of our common stock on an exchange or other liquidity event that may involve internalizing our management functions. If our board of directors elects to internalize our management functions, we may negotiate to acquire our advisor’s assets and personnel. At this time, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our stock. The payment of such consideration could result in dilution of your interests as a stockholder and could reduce the net income per share attributable to your investment.

Internalization transactions involving the acquisition of advisors affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims, which would reduce the amount of funds available to operate our business and to pay distributions.
In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to our advisor under the advisory agreement, our direct expenses would include general and administrative costs, including legal, accounting, and other expenses related to corporate governance, including SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that we now expect will be paid by our advisor or its affiliates. In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and may further dilute your investment. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our net income per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to you and the value of our shares.
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
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and investor relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. There is no guarantee that any processes, procedures and internal controls we have implemented or will implement will prevent cyber intrusions which could have a negative impact on our financial results, operations, business relationships or confidential information.
Risks Related to Conflicts of Interest
We are subject to conflicts of interest arising out of our relationships with our advisor and its affiliates, including the material conflicts discussed below. The “Conflicts of Interest” section of Part I, Item 1 of this Annual Report on Form 10-K provides a more detailed discussion of the conflicts of interest between us and our advisor and its affiliates, and our policies to reduce or eliminate certain potential conflicts.
Our advisor and its affiliates will face conflicts of interest caused by their compensation arrangements with us, including significant compensation that may be required to be paid to our advisor if our advisor is terminated, which could result in actions that are not in the long-term best interests of our stockholders.
Our advisor and its affiliates are entitled to substantial fees from us under the terms of the advisory agreement and the dealer manager agreement. These fees could influence the judgment of our advisor and its affiliates in performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the advisory agreement and other agreements;

•	property acquisitions from third parties, which entitle our advisor to acquisition fees and advisory fees;

•
property acquisitions from other real estate programs sponsored by Cole Capital, which might entitle affiliates of our advisor to real estate commissions and possible success based sale fees in connection with its services for the seller;

•	property or asset dispositions, which may entitle our advisor or its affiliates to disposition fees;

•	borrowings to acquire properties, which borrowings will increase the acquisition and advisory fees payable to our advisor; and

•
how and when to recommend to our board of directors a proposed strategy to provide our investors with liquidity, which proposed strategy, if implemented, could entitle our advisor to the payment of significant fees.

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
Our chairman of the board of directors, chief executive officer and president also serves as the executive chairman of the board of directors of RCS Capital Corporation, a public holding company that operates a broker-dealer as well as an investment banking and capital markets business, a transaction management services provider and a transfer agent, and in various executive and/or board positions with entities that are part of the American Realty Capital group of companies, which sponsors non-traded REITs, that may have investment objectives, targeted assets, and legal and financial obligations similar to ours.
Mr. Schorsch, our chairman of the board of directors, chief executive officer and president, also serves as the executive chairman of the board of directors of RCS Capital Corporation and in various executive and/or board positions with entities that are part of the American Realty Capital group of companies. RCS Capital Corporation is a public holding company that operates a broker-dealer that serves as the dealer manager for several REITs that have investment objectives, targeted assets, and legal and financial obligations similar to ours, including REITs sponsored by the American Realty Capital group of companies. There is a risk that Mr. Schorsch’s loyalties to RCS Capital Corporation could conflict with the fiduciary duties he owes to us and could result in actions or inactions that are adverse to our business.
A number of other real estate programs sponsored by Cole Capital, as well as ARCP, use investment strategies that are similar to ours, therefore our executive officers and the officers and key personnel of our advisor and its affiliates may face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor.
ARCP and our sponsor's currently sponsored programs including CCPT IV, CCIT, Cole Income NAV Strategy, CCIT II and CCPT V have a substantially similar mix of fund characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms. As a result, we may be seeking to acquire properties and real estate-related investments at the same time as ARCP or one or more of the real estate programs sponsored by Cole Capital and managed by officers and key personnel of our advisor and/or its affiliates, and these other real estate programs sponsored by Cole Capital may use investment strategies and have investment objectives that are similar to ours. Certain of our executive officers and the executive officers of our advisor also are executive officers of ARCP and REITs sponsored by Cole Capital and/or their advisors, the general partners of other partnerships sponsored by Cole Capital and/or the advisors or fiduciaries of other real estate programs sponsored by Cole Capital. ARCP has adopted an asset allocation policy to allocate property acquisitions among ARCP and various programs sponsored by Cole Capital, as described in the section captioned “Conflicts of Interest” of Item 1. Business. Accordingly, there is a risk that the allocation of investment properties may result in our acquiring a property that provides lower returns to us than a property purchased by ARCP or another real estate program sponsored by Cole Capital. In addition, we have acquired, and may continue to acquire, properties in geographic areas where ARCP or a real estate programs sponsored by Cole Capital own properties. If one of the other real estate programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Similar conflicts of interest may arise if our advisor recommends that we make or purchase mortgage loans or participations in mortgage loans, since ARCP or a real estate program sponsored by Cole Capital may be competing with us for these investments.
Our officers and our advisor, including its key personnel and officers, face conflicts of interest related to the positions they hold with affiliated and unaffiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to you.
Each of our executive officers, including Mr. Schorsch, who also serves as the chairman of our board of directors, also is an officer and/or director of ARCP, real estate programs sponsored by Cole Capital and/or one or more entities affiliated with our advisor. In addition, Mr. Schorsch has a significant financial interest in the American Realty Capital group of companies, which sponsors non-traded REITs, some of which have investment objectives, targeted assets, and legal and financial obligations similar to ours. Our advisor and its key personnel are also key personnel and partners of other real estate programs that have investment objectives, targeted assets, and legal and financial obligations similar to ours and/or the advisors to such programs, and they may have other business interests as well. As a result, these individuals have fiduciary duties to us and our stockholders, as well as to these other entities and their stockholders, members and limited partners, in addition to business interests in other entities. These fiduciary and other duties to such other entities and persons may create conflicts with the fiduciary duties that they owe to us and our stockholders. There is a risk that their loyalties to these other entities could result in actions or inactions that are adverse to our business and violate their fiduciary duties to us and our stockholders, which could harm the implementation of our investment strategy and our investment and leasing opportunities.
Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the investment in or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates of our advisor, and (6) compensation to our advisor and its affiliates. If we do not successfully implement our investment strategy, we may be unable to maintain or increase the value of our assets, and our operating cash flows and ability to pay distributions could be adversely affected. Even if these persons do not violate their fiduciary duties to us and our stockholders, they will have competing demands on their time and resources and may have conflicts of interest in allocating their time and resources between our business and these other entities. Should such persons devote insufficient time or resources to our business, returns on our investments may suffer.
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
Our advisor faces conflicts of interest relating to joint ventures or other co-ownership arrangements that we may enter into with ARCP or other real estate programs sponsored by Cole Capital, which could result in a disproportionate benefit to ARCP or another real estate program sponsored by Cole Capital.
We may enter into joint ventures with ARCP or another real estate program sponsored by Cole Capital for the acquisition, development or improvement of properties as well as the acquisition of real-estate related investments. Officers and key persons of our advisor also are officers and key persons of ARCP and other REITs sponsored by Cole Capital and/or their advisors, the general partners of other real estate programs sponsored by Cole Capital and/or the advisors or fiduciaries of other real estate programs sponsored by Cole Capital. These officers and key persons may face conflicts of interest in determining which real estate program should enter into any particular joint venture or co-ownership arrangement. These persons also may have a conflict in structuring the terms of the relationship between us and any affiliated co-venturer or co-owner, as well as conflicts of interests in managing the joint venture.
In the event we enter into joint venture or other co-ownership arrangements with ARCP or another real estate program sponsored by Cole Capital, our advisor and its affiliates may have a conflict of interest when determining when and whether to buy or sell a particular property, or to make or dispose of another real estate-related investment. In addition, if we become listed for trading on a national securities exchange, we may develop more divergent goals and objectives from any affiliated co-venturer or co-owner that is not listed for trading. In the event we enter into a joint venture or other co-ownership arrangement with another real estate program sponsored by Cole Capital that has a term shorter than ours, the joint venture may be required to sell its properties earlier than we may desire to sell the properties. Even if the terms of any joint venture or other co-ownership agreement between us and ARCP or another real estate program sponsored by Cole Capital grants us the right of first refusal to buy such properties, we may not have sufficient funds or borrowing capacity to exercise our right of first refusal under these circumstances.
Since Mr. Schorsch and certain of the other executive officers of our advisor are the executive officers of ARCP, the advisors to other real estate programs sponsored by Cole Capital and/or the American Realty Capital group of companies, agreements and transactions between or among the parties with respect to any joint venture or other co-ownership arrangement will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers or co-owners, which may result in the co-venturer or co-owner receiving benefits greater than the benefits that we receive. We have adopted certain procedures for dealing with potential conflicts of interest as described in the section captioned “Conflicts of Interest” of Item 1. “Business” included elsewhere in this Annual Report on Form 10-K.
Risks Related to Our Corporate Structure
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
Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the corporation’s outstanding voting stock; or

•
an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation.

 A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which the person otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of the approval, with any terms and conditions determined by the board of directors.
After the five-year prohibition, any such business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of outstanding voting stock of the corporation; and

•
two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These super-majority vote requirements do not apply if the corporation’s stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has exempted any business combination involving our advisor or any affiliate of our advisor. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between us and our advisor or any affiliate of our advisor. As a result, our advisor and any affiliate of our advisor may be able to enter into business combinations with us that may not be in the best interests of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.
Maryland law also limits the ability of a third party to buy a large percentage of our outstanding shares and exercise voting control in electing directors.
Under its Control Share Acquisition Act, Maryland law also provides that a holder of “control shares” of a Maryland corporation acquired in a “control share acquisition” has no voting rights with respect to such shares except to the extent approved by the affirmative vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by interested stockholders, that is, by the acquirer, or officers of the corporation or employees of the corporation who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock that would entitle the acquirer, except solely by virtue of a revocable proxy, to exercise voting control in electing directors within specified ranges of voting control. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval or shares acquired directly from the corporation. A “control share acquisition” means, subject to certain exceptions, the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by any person. This provision may be amended or eliminated at any time in the future. If this provision were amended or eliminated, this statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than our advisor or any of its affiliates.
Our charter includes a provision that may discourage a stockholder from launching a tender offer for our shares.
Our charter requires that any tender offer, including any “mini-tender” offer, must comply with most of the requirements of Regulation 14D of the Exchange Act. The offering person must provide our company notice of the tender offer at least ten business days before initiating the tender offer. If the offering person does not comply with these requirements, we will have the right to redeem that person’s shares and any shares acquired in such tender offer. In addition, the non-complying person shall be responsible for all of our expenses in connection with that person’s noncompliance. This provision of our charter may discourage a person from initiating a tender offer for our shares and prevent you from receiving a premium to your purchase price for your shares in such a transaction.

If we are required to register as an investment company under the Investment Company Act we could not continue our current business plan, which may significantly reduce the value of your investment.
We intend to conduct our operations, and the operations of our operating partnership and any other subsidiaries, so that no such entity meets the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act. Under the Investment Company Act, in relevant part, a company is an “investment company” if:

•	pursuant to Section 3(a)(1)(A), it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or

•
pursuant to Section 3(a)(1)(C), it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets on an unconsolidated basis. “Investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

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
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter, in the case of our directors and officers, and our charter and the advisory agreement, in the case of our advisor and its affiliates, require us, subject to certain exceptions, to indemnify and advance expenses to our directors, our officers, and our advisor and its affiliates. Our charter permits us to provide such indemnification and advance for expenses to our employees and agents. Additionally, our charter limits, subject to certain exceptions, the liability of our directors and officers to us and our stockholders for monetary damages. Although our charter does not allow us to indemnify our directors or our advisor and its affiliates for any liability or loss suffered by them or hold harmless our directors or our advisor and its affiliates for any loss or liability suffered by us to a greater extent than permitted under Maryland law or the NASAA REIT Guidelines, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our advisor and its affiliates, than might otherwise exist under common law, which could reduce our stockholders and our recovery against them. In addition, our advisor is not required to retain cash to pay potential liabilities and it may not have sufficient cash available to pay liabilities if they arise. If our advisor is held liable for a breach of its fiduciary duty to us, or a breach of its contractual obligations to us, we may not be able to collect the full amount of any claims we may have against our advisor. We may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our advisor in some cases, which would decrease the cash otherwise available for distribution to our stockholders.
Your interest in us will be diluted if we issue additional shares.
Our stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 500.0 million shares of stock, of which 490.0 million shares are designated as common stock and 10.0 million shares are designated as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock designated, or classify or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors, except that the issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access at our expense to our legal counsel or to independent legal counsel. Our stockholders likely will suffer dilution of their equity investment in us, in the event that we (1) sell additional shares in the future, including those issued pursuant to our DRIP Offering, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of our common stock to our advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement or (5) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership. In addition, the partnership agreement for our operating partnership contains provisions that would allow, under certain circumstances, other entities, including other real estate programs sponsored by Cole Capital, to merge into or cause the exchange or conversion of their interest in that entity for interests of our operating partnership. Because the limited partnership interests of our operating partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.
General Risks Related to Investments in Real Estate
Many of our properties may depend upon a single tenant, or a limited number of major tenants, for all or a majority of its rental income; therefore, our financial condition and ability to make distributions to you may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of a single tenant.
Many of our properties are occupied by only one tenant or derive a majority of its rental income from a limited number of major tenants and, therefore, the success of those properties will be materially dependent on the financial stability of such tenants. Such tenants face competition within their industries and other factors that could reduce their ability to make rent payments. For example, for our industrial properties, a general reduction in U.S. manufacturing activity could reduce our manufacturing tenants’ abilities to pay rent. Lease payment defaults by tenants could cause us to reduce the amount of distributions we pay. A default of a single or major tenant on its lease payments to us would cause us to lose revenue from the property and force us to find an alternative source of revenue to meet any expenses associated with the property and prevent a foreclosure if the property is subject to a mortgage. In the event of a default by a single or major tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a lease is terminated, we may not be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a single or major tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease to such a tenant, or such tenant’s election not to extend a lease upon its expiration, could have an adverse effect on our financial condition and our ability to pay distributions to you.
A high concentration of our properties in a particular geographic area, or with tenants in a similar industry, would magnify the effects of downturns in that geographic area or industry.
In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if tenants of our properties become concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio. As of December 31, 2013, we had properties located in 2 states with respective gross annualized rental revenues greater than 10% of our 2013 total gross annualized rental revenues: Texas (24%) and New Jersey (11%). In addition, we had tenants in four industries with respective gross annualized rental revenues greater than 10% of our 2013 total gross annualized rental revenues: manufacturing (15%), healthcare (15%), mining and natural resources (14%), and technology (11%).
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
When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. We will use substantially all of the gross proceeds from our Offerings to buy real estate and real estate-related investments and to pay various fees and expenses. We intend to reserve only approximately 0.1% of the gross proceeds from our Offerings for future capital needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain funds from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.
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
Adverse economic and geopolitical conditions may negatively affect our profitability.
Our operating results may be affected by market and economic challenges, which may result from a general economic downturn experienced by the nation as a whole, by the local economies where our properties may be located, or by the real estate industry including the following:

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
The market environment may adversely affect our operating results, financial condition and ability to pay distributions to our stockholders.
Beginning in late 2007, domestic and international financial markets experienced significant disruptions that severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Financial conditions affecting commercial real estate have improved amid low Treasury rates and increased lending from banks, insurance companies, and CMBS conduits. However, any deterioration of financial conditions could have the potential to materially adversely affect the value of our properties and other investments; the availability or the terms of financing that we may anticipate utilizing; our ability to make principal and interest payments on, or refinance, certain property acquisitions or refinance any debt at maturity; and/or, for our leased properties, the ability of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. The market environment also could affect our operating results and financial condition as follows:
Debt Market - The debt market remains sensitive to the macro environment, such as Federal Reserve policy, market sentiment, or regulatory factors affecting the banking and CMBS industries. Should overall borrowing costs increase, due to either increases in index rates or increases in lender spreads, our operations may generate lower returns
Real Estate Market - Although construction activity has increased, it remains near historic lows; as a result, incremental demand growth has helped to reduce vacancy rates and support modest rental growth. Improving fundamentals have resulted in gains in property values, although in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. If recent improvements in the economy reverse course, the properties we acquire could substantially decrease in value after we purchase them. Consequently, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge or record a loss on sale in earnings
 The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.
We have diversified, and expect to continue to diversify our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation only insures amounts up to $250,000 per depositor per insured bank for all accounts. We likely will have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we deposit funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of your investment.
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
Covenants, conditions and restrictions may restrict our ability to operate a property.
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
We may use proceeds from the Offerings to acquire properties upon which we will construct improvements. If we engage in development or construction projects, we will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks if we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.
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
We may enter into one or more contracts, either directly or indirectly through joint ventures with other programs sponsored by Cole Capital or others, to acquire real property from a development company that is engaged in construction and development of commercial real properties. Properties acquired from a development company may be either existing income-producing properties, properties to be developed or properties under development. We anticipate that we will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties. In the case of properties to be developed by a development company, we anticipate that we will be required to close the purchase of the property upon completion of the development of the property. At the time of contracting and the payment of the earnest money deposit by us, the development company typically will not have acquired title to any real property. Typically, the development company will only have a contract to acquire land, a development agreement to develop a building on the land and an agreement with one or more tenants to lease all or part of the property upon its completion. However, we may not be required to close a purchase from the development company, and may be entitled to a refund of our earnest money, in the following circumstances:

•	the development company fails to develop the property; or

•	all or a specified portion of the pre-leased tenants fail to take possession under their leases for any reason.
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
Recently, the U.S. Financial Accounting Standards Board (the "FASB") and the International Accounting Standards Board (the "IASB") initiated a joint project to develop new guidelines to lease accounting. Beginning in 2010, the FASB and IASB (collectively, the “Boards”) issued various exposure drafts (the “Exposure Drafts”), which propose substantial changes to the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a right-of-use lease asset and lease liability would be recorded on the tenant’s balance sheet for certain lease arrangements. In addition, the Exposure Drafts could impact the method in which contractual lease payments would be recorded. In order to mitigate the effect of the proposed lease accounting, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms or fewer extension options, which would generally have less impact on tenant balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater non-renewal risk, a delay in investing our Offering proceeds, or shorter lease terms, all of which may negatively impact our operations and our ability to pay distributions to you.
On May 16, 2013, the Boards published revised Exposure Drafts, which were open for public comment through September

2013. During the comment period, the Boards undertook various outreach activities (for example, webcasts, fieldwork, roundtable meetings, etc.) to discuss the proposals with a wide range of interested parties. The Boards plan to consider all feedback and agreed to begin redeliberations of all significant issues in the fourth quarter of 2013; however, final standards are not expected to be issued until some time in 2014 and are expected to be effective no earlier than January 1, 2017.
Our costs associated with complying with the Americans with Disabilities Act of 1990, as amended, may affect cash available for distributions.
Our properties generally will be subject to the Americans with Disabilities Act of 1990, as amended (the “Disabilities Act). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act. However, we may not be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to you.
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
Our advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. There is no limitation on the amount we may borrow against any individual property or other investment. However, under our charter, we are required to limit our borrowings to 75% of the cost of our gross assets (before deducting depreciation or other non-cash reserves) of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. Moreover, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless such borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. Our borrowings will not exceed 300% of our net assets as of the date of any borrowing, which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines; however, we may exceed that limit if approved by a majority of our independent directors. We expect that high debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute to you and could result in a decline in the value of your investment.
We do not intend to incur mortgage debt on a particular property unless we believe the property’s projected operating cash flow is sufficient to service the mortgage debt. However, if there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, the amount available for distributions to you may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds from the foreclosure. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. If we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to you will be adversely affected, which could result in us losing our REIT status and would result in a decrease in the value of your investment.
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
To hedge against exchange rate and interest rate fluctuations, we have used, and may continue to use, derivative financial instruments that may be costly and ineffective and may reduce the overall returns on your investment.
We have used, and may continue to use, derivative financial instruments to hedge our exposure to changes in exchange rates and interest rates on loans secured by our assets and investments in CMBS. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from time to time.
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
We are taxed as a REIT under the Internal Revenue Code. To maintain our qualification as a REIT, we must continue to meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to you because of the additional tax liability. In addition, distributions to you would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Our failure to qualify as a REIT would adversely affect the return on your investment.
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
Tax legislation enacted in 2003, amended in 2005 and extended by the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, generally reduced the maximum U.S. federal income tax rate for distributions payable by corporations to domestic stockholders that are individuals, trusts or estates to 15% prior to 2013. On January 3, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, extending such 15% qualified dividend rate for 2013 and subsequent taxable years for those unmarried individuals with income under $400,000 and for married couples with income under $450,000. For those with income above such thresholds, the qualified dividend rate is 20%.

Distributions payable by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient, rather than the 15% or 20% preferential rate. Our distributions (other than capital gain dividends) will be taxed as ordinary income at the non-preferential rate, to the extent they are from our current or accumulated earnings and profits. To the extent distributions exceed our current or accumulated earnings and profits, they will be treated first as a tax-free return of capital, reducing the tax basis in each U.S. stockholder’s shares (but not below zero). Any distributions in excess of a U.S. stockholder's tax basis will be taxed as gain from the sale of shares. You should discuss the difference in treatment of REIT distributions and regular corporate distributions with your tax advisor.
If our operating partnership fails to maintain its status as a partnership or disregarded entity, its income may be subject to taxation, which would reduce the cash available to us for distribution to you.
We intend to maintain the status of CCI OP, our operating partnership, as a partnership or disregarded entity for federal income tax purposes. However, if the Internal Revenue Service were to successfully challenge the status of our operating partnership as an entity taxable as a partnership or as a disregarded entity, CCI OP would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This could also result in us losing our REIT status, and becoming subject to a corporate level tax on our income. This would substantially reduce the cash available to us to make distributions to you and the return on your investment. In addition, if any of the partnerships or limited liability companies through which CCI OP owns its properties, in whole or in part, loses its characterization as a partnership or disregarded entity for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to our operating partnership. Such a re-characterization of an underlying property owner also could threaten our ability to maintain REIT status.
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
Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005 and an extension of that legislation by the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. One of the changes effected by that legislation generally reduced the maximum tax rate on qualified dividends paid by corporations to individuals to 15% through 2012. On January 3, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, extending such 15% qualified dividend rate for 2013 and subsequent taxable years for those unmarried individuals with income under $400,000 and for married couples with income under $450,000. For those with income above such thresholds, the qualified dividend rate is 20%. REIT distributions, however, generally do not constitute qualified dividends and consequently are not eligible for this reduced maximum tax rate. Therefore, our stockholders will pay federal income tax on our distributions (other than capital gains dividends or distributions which represent a return of capital for tax purposes) at the applicable “ordinary income” rate, the maximum of which is currently 39.6%. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to you, and we thus expect to avoid the “double taxation” to which other corporations are typically subject.
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
For qualified accounts, if an investment in our shares constitutes a prohibited transaction under the Employee Retirement Income Security Act (“ERISA”) or the Internal Revenue Code, it is possible that you may be subject to the imposition of significant excise taxes and penalties with respect to the amount invested.
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
None.

ITEM 2. PROPERTIES
As of December 31, 2013, we owned, through separate wholly-owned limited liability companies of ours and our operating partnership or a consolidated joint venture arrangement, a portfolio of 77 properties comprising approximately 15.6 million rentable square feet of commercial space located in 28 states. As of December 31, 2013, 100% of the rentable square feet was leased, with a weighted average remaining lease term of 12.2 years and annualized gross rental revenue of $174.0 million. As of December 31, 2013, we had outstanding debt of $752.6 million.
Property Statistics
The following table shows the tenant diversification of our real estate assets, based on gross annualized rental revenue, as of December 31, 2013:

				Percentage of
	Total	Leased	2013	2013
	Number	Square	Gross Annualized	Gross Annualized
Tenant	of Leases	Feet	Rental Revenue	Rental Revenue
Amazon.com dedc, LLC - online retail	3	3,048,672	$14,272,193	8%
Tesoro - mining and natural resources	1	618,017	13,716,822	8%
F5 Networks, Inc. - technology	1	298,962	9,797,590	6%
Noble Energy - mining and natural resources	1	497,477	7,871,457	5%
FedEx - logistics	14	794,674	6,871,988	4%
Hillshire Brands Company - manufacturing	1	233,869	6,220,915	4%
Allstate Insurance - insurance services	1	458,338	5,948,728	3%
Church & Dwight Co. - manufacturing	1	250,086	5,751,875	3%
PNC Bank, N.A. - financial services	1	441,000	5,555,130	3%
Restoration Hardware - home furnishings	1	1,194,744	5,285,145	3%
Other	57	7,721,283	92,661,129	53%
	82	15,557,122	$173,952,972	100%
The following table shows the tenant industry diversification of our real estate portfolio, including a property owned through a consolidated joint venture arrangement that held real estate assets with an aggregate book value of $73.2 million (the “Consolidated Joint Venture”), based on gross annualized rental revenue, as of December 31, 2013:

				Percentage of
	Total	Leased	2013	2013
	Number	Square	Gross Annualized	Gross Annualized
Industry	of Leases	Feet	Rental Revenue	Rental Revenue
Healthcare	20	1,709,811	$26,181,029	15%
Manufacturing	9	2,091,943	25,992,075	15%
Mining and natural resources	3	1,212,789	23,736,574	14%
Technology	5	805,458	18,631,129	11%
Online retail	4	3,498,811	15,864,753	9%
Other professional services	9	783,293	13,905,217	8%
Financial Services	2	785,476	10,590,258	6%
Other	30	4,669,541	39,051,937	22%
	82	15,557,122	$173,952,972	100%

The following table shows the geographic diversification of our real estate portfolio including the Consolidated Joint Venture, based on gross annualized rental revenue, as of December 31, 2013:

				Percentage of
	Total	Rentable	2013	2013
	Number of	Square	Gross Annualized	Gross Annualized
Location	Properties	Feet	Rental Revenue	Rental Revenue
Texas	12	2,576,237	$41,521,021	24%
New Jersey	4	1,239,861	18,696,733	11%
California	7	558,545	13,824,564	8%
Washington	1	299,643	9,813,934	6%
Illinois	5	584,267	9,204,107	5%
Virginia	3	1,865,626	8,942,662	5%
North Carolina	3	442,863	8,036,221	4%
Colorado	5	896,955	7,150,643	4%
Pennsylvania	2	471,408	6,459,734	4%
Maryland	1	1,194,744	5,285,145	3%
Other	34	5,426,973	45,018,208	26%
	77	15,557,122	$173,952,972	100%
As of December 31, 2013, no single property's gross annualized rental revenues accounted for ten percent or more of our total gross annualized rental revenue. In addition, no single property accounted for ten percent or more of our total assets as of December 31, 2013.
Leases
Although there are variations in the specific terms of the leases of our properties, the following is a summary of the general structure of our current leases. Generally, the leases of the properties owned provide for initial terms of ten or more years, and provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term. Certain leases also provide that in the event we wish to sell the property subject to that lease, we first must offer the lessee the right to purchase the property on the same terms and conditions as any offer which we intend to accept for the sale of the property. The properties are generally leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance, while certain of the leases require us to maintain the roof and structure of the building. Additionally, certain leases provide for increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume.

The following table shows lease expirations of our real estate portfolio including the Consolidated Joint Venture, as of December 31, 2013, during each of the next ten years and thereafter, assuming no exercise of renewal options:

	Total		2013 Gross	Percentage of
	Number	Rentable	Annualized	2013 Gross
	of Leases	Square Feet	Rental Revenue	Annualized
Year of Lease Expiration	Expiring	Expiring	Expiring	Rental Revenue
2014	1	681	$16,344	—%
2015	—	—	—	—%
2016	1	17,461	418,794	1%
2017	1	39,921	888,745	1%
2018	1	99,734	1,386,906	1%
2019	3	186,606	1,977,922	1%
2020	3	599,331	4,594,552	2%
2021	—	—	—	—%
2022	17	1,194,072	19,155,292	11%
2023	18	2,215,473	18,950,199	11%
Thereafter	37	11,203,843	126,564,218	72%
	82	15,557,122	$173,952,972	100%
Credit Facility and Notes Payable Information
As of December 31, 2013, we and the Consolidated Joint Venture had $752.6 million of debt outstanding, consisting of (1) $257.4 million in fixed rate mortgage loans (the “Fixed Rate Debt”), which included $41.0 million of variable rate mortgage loans swapped to fixed rates, (2) $40.2 million in a variable rate mortgage loan (the “Variable Rate Debt”) and (3) $455.0 million outstanding under an unsecured revolving credit facility (the “Credit Facility”) with Bank of America, N.A. as administrative agent (the “Credit Agreement”). The Fixed Rate Debt has annual interest rates ranging from 3.55% to 4.85%, with a weighted average annual interest rate of 3.62%, and matures on various dates from July 2016 through June 2023. The Variable Rate Debt has a variable interest rate of LIBOR plus 140 basis point per annum, and a maturity date in December 2016. The Credit Facility allows us to borrow up to $900.0 million, including a $300.0 million term loan (the “Term Loan”) and $600.0 million in revolving loans (the “Revolving Loans”). The Term Loan matures on October 25, 2018 and the Revolving Loans mature on October 25, 2017. The maturity on the Revolving Loans may be extended to October 25, 2018 subject to satisfying certain conditions as outlined in the Credit Agreement. In connection with the Credit Agreement, we executed an interest rate swap agreement that effectively fixed the variable interest rate of the Term Loan at 3.03% based on the applicable margin at the current leverage ratio. As of December 31, 2013, the weighted average interest rate in effect for the Revolving Loans was 1.76%. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the total debt outstanding was $555.4 million as of December 31, 2013, which excluded the assets that are part of the Credit Facility's underlying collateral pool of $900.0 million. See Note 7 to our consolidated financial statements in this Annual Report on Form 10-K for additional terms of the Credit Facility.
The Credit Agreement and certain notes payable contain customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements and dividend payout and REIT status requirements. Based on our analysis and review of our results of operations and financial condition, we believe we were in compliance with the covenants of the Credit Facility as of December 31, 2013.

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
Market Information
As of March 25, 2014, we had approximately 195.0 million shares of common stock outstanding, held by a total of 37,976 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our registrar and transfer agent.
There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop. Pursuant to the DRIP Offering, we are selling shares of our common stock to the public at a price of $9.50 per share. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.
To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Internal Revenue Code or an individual retirement account or annuity described in Section 408 of the Internal Revenue Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we intend to provide reports of the per share estimated value of our common stock to those fiduciaries who request such reports. In addition, in order for FINRA members and their associated persons to participate in the offering and sale of our shares of common stock, we are required pursuant to FINRA Rule 5110(f)(2)(m) to disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. For these purposes, the deemed value of our common stock was $10.00 per share as of December 31, 2013. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $10.00 per share if a market did exist. Unless otherwise required pursuant to applicable regulations, until 18 months after the termination of the Offering, we intend to use the most recent offering price of shares in the Offering as the per share estimated value. Beginning 18 months after the termination of the Offering, or such earlier time as may be required by applicable regulations, the value of the properties and other assets will be based on valuations of either our properties or us as a whole, whichever valuation method our board of directors determines to be appropriate, which may include independent valuations of our properties or of our enterprise as a whole; provided, however, that the valuation methodology used by us is subject to applicable regulatory requirements.
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
Until such time as our shares are listed on a national securities exchange or, if our shares are not listed, until such time as our board of directors determines a reasonable estimate of the value of our shares, the redemption price per share (other than for shares purchased pursuant to our DRIP) will depend on the price paid for the shares and the length of time the stockholder has held such shares as follows: after one year from the purchase date, 95% of the amount paid for each share; after two years from the purchase date, 97.5% of the amount paid for each share; and after three years from the purchase date, 100% of the amount paid for each share. During this time period, the redemption price for shares purchased pursuant to our DRIP will be the amount paid for such shares. (In each case, the redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). Accordingly, the redemption price will reflect a stockholder’s reduced purchase price if such stockholder received discounted or waived selling commissions and/or a waived dealer manager fee. At any time we are engaged in an offering of our shares, the per share price for shares purchased under our redemption program will always be equal to or lower than the applicable per share offering price.

In the event that our shares are not ultimately listed on a national securities exchange, and after such time as our board of directors has determined a reasonable estimated value of our shares, the per share redemption price (other than for shares purchased pursuant to our DRIP) will depend on the length of time the stockholder has held such shares as follows: after one year from the purchase date, 95% of the Estimated Share Value (defined below); after two years from the purchase date, 97.5% of the Estimated Share Value; and after three years from the purchase date, 100% of the Estimated Share Value. During this time period, the redemption price for shares purchased pursuant to our DRIP will be 100% of the Estimated Share Value. (In each case, the redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). For purposes of establishing the redemption price per share, “Estimated Share Value” shall mean the most recently disclosed reasonable estimated value of our shares of common stock as determined by our board of directors, including a majority of our independent directors.
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
We may waive the one-year holding period requirement upon request due to a stockholder’s death or bankruptcy or other exigent circumstances as determined by our advisor. In the event of the death of a stockholder, we must receive notice from the stockholder’s estate within 270 days after the stockholder’s death. In addition, in the event that a stockholder redeems all of their shares, any shares that were purchased pursuant to our DRIP will be excluded from the one-year holding requirement. Also, for purposes of the one-year-holding period, limited partners of our operating partnership who exchanged their limited partnership units for shares of our common stock will be deemed to have owned their shares as of the date our operating partnership’s units were issued. Shares redeemed in connection with a stockholder’s death, until such time as our board of directors determines a reasonable estimated value of our shares, will be redeemed at a purchase price equal to 100% of the amount actually paid for the shares. Shares redeemed in connection with a stockholder’s death, after such time as our board of directors has determined a reasonable estimated value of our shares, will be redeemed at a purchase price per share equal to 100% of the Estimated Share Value. Shares redeemed in connection with a stockholder’s bankruptcy or other exigent circumstance within one year from the purchase date will be redeemed at a price per share equal to the price per share we would pay had the stockholder held the shares for one year from the purchase date.
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
Our board of directors may choose to amend, suspend or terminate our share redemption program at any time upon 30 days’ notice to our stockholders. Additionally, we will be required to discontinue sales of shares under our DRIP Offering on the date we sell all of the shares registered for sale under our DRIP Offering, unless we file a new registration statement with the SEC and applicable states. Because the redemption of shares will be funded with the net proceeds we receive from the sale of shares under our DRIP Offering, the discontinuance or termination of our DRIP Offering will adversely affect our ability to redeem shares under the share redemption program. We will notify our stockholders of such developments (1) in our next annual or quarterly report or (2) by means of a separate mailing, accompanied by disclosure in a current or periodic report under the Exchange Act.
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
During the year ended December 31, 2013, we received valid redemption requests under our share redemption program totaling approximately 232,000 shares, of which we redeemed approximately 136,000 shares as of December 31, 2013 for $1.3 million ($9.81 per share) and approximately 96,000 shares subsequent to December 31, 2013 for $948,000 ($9.88 per share). During the year ended December 31, 2012, we received valid redemption requests under our share redemption program totaling approximately 750 shares, of which we redeemed approximately 750 shares as of December 31, 2012 for $7,500 ($10.00 per share). During the year ended December 31, 2011, we did not receive any valid redemption requests under our share redemption program. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth above. We funded such redemptions with proceeds from our DRIP. During the years ended December 31, 2013, 2012 and 2011, we issued approximately 3.0 million, 208,000, and 13,000 shares of common stock under our DRIP and the DRIP Offering, respectively, for proceeds of $28.9 million, $2.0 million, and $132,000, respectively, which was recorded as redeemable common stock on the consolidated balance sheets, net of redeemed shares.

During the three-month period ended December 31, 2013, we redeemed shares as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 - October 31, 2013	—	$—	—	(1)
November 1, 2013 - November 30, 2013	83,928	9.80	83,928	(1)
December 1, 2013 - December 31, 2013	—	—	—	(1)
Total	83,928		83,928	(1)

(1) A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.
Distributions
We elected to be taxed and currently qualify as a REIT for federal income tax purposes. As a REIT, we have made, and intend to continue to make, distributions each taxable year equal to at least 90% of our taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). One of our primary goals is to pay regular (monthly) distributions to our stockholders.
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
The following table shows the character of the distributions we paid on a per share basis during the years ended December 31, 2013, 2012 and 2011 (in thousands, except per share data):

	Total	Distributions Paid	Nontaxable	Ordinary
	Distributions Paid	per Common Share	Distributions	Dividends
2013	$49,839	$0.65	$0.37	$0.28
2012	$3,942	$0.51	$0.29	$0.22
2011	$214	$0.48	$0.46	$0.02
Use of Public Offering Proceeds
We registered 300,000,000 shares of our common stock in the Offering, of which we registered 250,000,000 shares at $10.00 per share to be offered to the public and 50,000,000 shares offered to our investors pursuant to our DRIP at $9.50 per share, for an aggregate offering price of $2.975 billion.
In addition, we registered 10.0 million shares of common stock under the DRIP pursuant to the DRIP Offering, which was filed with the SEC on September 26, 2013 and automatically became effective with the SEC upon filing. We will continue to issue shares of common stock under the DRIP Offering.
On June 28, 2011, we issued the initial 370,727 shares in the Offering and commenced principal operations. As of December 31, 2013, we had issued approximately 193.0 million shares of our common stock in the Offering for gross offering proceeds of $1.9 billion before offering costs and selling commissions of $194.4 million. As of March 25, 2014, the Company had issued approximately 195.0 million shares in the Offerings for gross offering proceeds of $1.9 billion.
We terminated the Offering on November 21, 2013. At the completion of the Offering, a total of approximately 192.4 million shares of common stock had been issued, including approximately 189.8 million shares issued in the primary portion of the Offering and approximately 2.6 million shares issued pursuant to the DRIP.

ITEM 6.	SELECTED FINANCIAL DATA
The following data should be read in conjunction with our consolidated financial statements and the notes thereto and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected financial data (in thousands, except share and per share amounts) presented below was derived from our consolidated financial statements.

	Year Ended December 31,			For the period from April 6, 2010 (Date of Inception)
	2013	2012	2011	to December 31, 2010
Balance Sheet Data:
Total investment in real estate assets, net	$2,346,225	$294,086	$33,845	$—
Cash and cash equivalents	$64,073	$12,188	$1,881	$200
Total assets	$2,445,677	$311,292	$37,473	$200
Credit facility and notes payable	$752,616	$162,453	$18,000	$—
Note payable to affiliates	$—	$—	$4,696	$—
Acquired below market lease intangibles, net	$34,435	$4,199	$1,518	$—
Redeemable common stock and noncontrolling interest	$33,272	$2,105	$132	$—
Stockholders’ equity	$1,588,585	$137,279	$10,847	$200
Operating Data:
Total revenue	$87,059	$7,472	$1,843	$—
General and administrative expenses	$5,743	$965	$472	$—
Property operating expenses	$14,947	$1,738	$368	$—
Advisory fees and expenses	$8,058	$—	$—	$—
Acquisition related expenses	$54,074	$6,196	$719	$—
Depreciation and amortization	$32,653	$2,531	$643	$—
Operating loss	$(28,416)	$(3,958)	$(359)	$—
Interest expense	$(13,028)	$(1,394)	$(791)	$—
Net loss	$(40,904)	$(5,301)	$(1,143)	$—
Cash Flow Data:
Net cash provided by (used in) operating activities	$1,072	$(2,171)	$433	$—
Net cash used in investing activities	$(2,047,275)	$(259,738)	$(33,230)	$—
Net cash provided by financing activities	$2,098,088	$272,216	$34,478	$200
Per Common Share Data:
Net loss - basic and diluted	$(0.45)	$(0.73)	$(2.54)	$—
Distributions declared per common share	$0.65	$0.65	$0.64	$—
Weighted average shares outstanding - basic and diluted	91,538,173	7,260,959	450,165	20,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We ceased offering shares of common stock in our Offering on November 21, 2013 and will continue to issue shares of common stock under the DRIP Offering until such time as our shares are listed on a national securities exchange or the DRIP Offering is otherwise terminated by our board of directors. We expect that property acquisitions in 2014 and future periods, if any, will be funded by proceeds from the strategic sale of properties and other investments, financing of the acquired properties, proceeds from our DRIP Offering and cash flows from operations.
On February 7, 2014, ARCP acquired Cole pursuant to a transaction whereby Cole merged with and into the Merger Sub, with Merger Sub surviving as a wholly owned subsidiary of ARCP. ARCP is a self-managed publicly traded Maryland corporation listed on The NASDAQ Global Select Market, focused on acquiring and owning single tenant freestanding commercial properties subject to net leases with high credit quality tenants. As a result of the ARCP Merger, ARCP indirectly owns and/or controls our external advisor, CCI Advisors, our dealer manager, Cole Capital Corporation, our property manager, CREI Advisors, and our sponsor, Cole Capital. See Note 16 to the consolidated financial statements in this Annual Report on Form 10-K for a further explanation of the ARCP Merger.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property indebtedness, and acquisition and operating expenses. Rental and other property income accounted for 86% and 78% of total revenue for the years ended December 31, 2013 and 2012, respectively. As 100% of our rentable square feet was under lease as of December 31, 2013, with a weighted average remaining lease term of 12.2 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenants’ financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
As of December 31, 2013, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, was 32%. As we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any new indebtedness used to acquire such properties. We may manage our risk of changes in real estate prices on future property acquisitions, when applicable, by entering into purchase agreements and loan commitments simultaneously, or through loan assumption, so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with our future property acquisitions, when applicable, or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.

Recent Market Conditions
Beginning in late 2007, domestic and international financial markets experienced significant disruptions that severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Financial conditions affecting commercial real estate have improved and continue to improve, as low treasury rates and increased lending from banks, insurance companies, and CMBS conduits have increased lending activity. Nevertheless, the debt market remains sensitive to the macro environment, such as Federal Reserve policy, market sentiment, or regulatory factors affecting the banking and CMBS industries. While we expect that financial conditions will remain favorable, if they were to deteriorate we may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering multiple lending sources, including securitized debt, fixed rate loans, Credit Facility borrowings, short-term variable rate loans, assumed mortgage loans in connection with property acquisitions, interest rate lock or swap agreements, or any combination of the foregoing.
Commercial real estate fundamentals continue to strengthen, as a moderate pace of job creation has supported gains in office absorption, retail sales, and warehouse distribution. Although construction activity has increased, it remains near historic lows; as a result, incremental demand growth has helped to reduce vacancy rates and support modest rental growth.  Improving fundamentals have resulted in gains in property values; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of December 31, 2013, 100% of our rentable square feet was under lease, and we expect that occupancy will remain high as the real estate recovery continues. However, if recent improvements in the economy reverse course, we may experience vacancies or be required to reduce rental rates on occupied space. If we do experience vacancies, CCI Advisors will actively seek to lease our vacant space; nevertheless, such space may be leased at lower rental rates and for shorter lease terms than our current leases provide.
Application of Critical Accounting Policies
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management's judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.
The critical accounting policies outlined below have been discussed with members of the audit committee of the board of directors.
Investment in and Valuation of Real Estate Assets
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition, excluding acquisition related expenses, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate assets and leasing costs. All repairs and maintenance are expensed as incurred.
We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of each respective asset to determine the appropriate useful life of the assets. Real estate assets, other than land, are depreciated or amortized on a straight-line basis. The estimated useful lives of our real estate assets by class are generally as follows:

Buildings	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate assets may not be recoverable. Impairment indicators that we consider include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, we assess the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, we will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the years ended December 31, 2013, 2012 or 2011.
When developing estimates of expected future cash flows, we make certain assumptions regarding future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the expected number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in estimating expected future cash flows could result in a different determination of the property’s expected future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the fair value of our real estate assets.
When a real estate asset is identified by us as held for sale, we will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management's opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of December 31, 2013, 2012 or 2011.
Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, we allocate the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition related expenses are expensed as incurred. We utilize independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). We obtain an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to our management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by our management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management's allocation decisions other than providing this market information.
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
We have acquired, and may continue to acquire, certain properties subject to contingent consideration arrangements that may obligate us to pay additional consideration to the seller based on the outcome of future events. Additionally, we may acquire certain properties for which we fund certain contingent consideration amounts into an escrow account pending the outcome of certain future events. The outcome may result in the release of all or a portion of the escrow funds to us or the seller or a combination thereof. Contingent consideration arrangements are based on a predetermined formula and have set time periods regarding the obligation to make future payments, including funds released to the seller from escrow accounts, or the right to receive escrowed funds as set forth in the respective purchase and sale agreement. Contingent consideration arrangements, including amounts funded through an escrow account, are recorded upon acquisition of the respective property at their estimated fair value, and any changes to the estimated fair value, subsequent to acquisition, are reflected in the accompanying condensed consolidated unaudited statements of operations. The determination of the amount of contingent consideration arrangements is based on the probability of several possible outcomes as identified by management. The respective amounts recorded are carried at fair value.
We estimate the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt financing with similar maturities. Assumed mortgage notes payable are initially recorded at their estimated fair value as of the assumption date, and any difference between such estimated fair value and the mortgage note’s outstanding principal balance is amortized to interest expense over the term of the respective mortgage note payable.
The determination of the fair values of the real estate assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables. The use of alternative estimates may result in a different allocation of our purchase price, which could impact our results of operations.
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
Income Taxes
We elected to be taxed, and currently qualify, as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code. We will generally not be subject to federal corporate income tax to the extent we distribute our taxable income to our stockholders, and so long as we, among other things, distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if we maintain our qualification for taxation as a REIT, we or our subsidiaries may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.
Derivative Instruments and Hedging Activities
We account for our derivative instruments at fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The change in fair value of the effective portion of the derivative instrument that is designated as a hedge is recorded as other comprehensive income (loss). The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria are recorded as a gain or loss to operations.
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate assets, including the Consolidated Joint Venture. The following table shows the property statistics of our real estate assets as of December 31, 2013, 2012 and 2011.

	2013	2012	2011
Number of properties	77	13	1
Approximate rentable square feet	15.6 million	3.2 million	145,000
Percentage of rentable square feet leased	100%	100%	100%

The following table summarizes our real estate investment activity, including the Consolidated Joint Venture, during the years ended December 31, 2013, 2012 and 2011.

	2013	2012	2011
Properties acquired	64	12	1
Approximate aggregate purchase price of acquired properties	$2.1 billion	$259.9 million	$32.9 million
Approximate rentable square feet	12.4 million	3.1 million	145,000
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Revenue. Revenue increased $79.6 million to $87.1 million for the year ended December 31, 2013, compared to $7.5 million for the year ended December 31, 2012. Our revenue consisted primarily of rental and other property income, which accounted for 86% and 78% of total revenues during the years ended December 31, 2013 and 2012, respectively. We also paid certain operating expenses subject to reimbursement by the tenant, which resulted in $12.0 million and approximately $1.7 million in tenant reimbursement income during the years ended December 31, 2013 and 2012, respectively. The increase in rental revenue was primarily due to owning one property for the entire year and purchasing 12 income-producing properties during the year ended December 31, 2012 as compared to owning 13 properties for the entire year and purchasing 64 additional properties during the year ended December 31, 2013.
General and administrative expenses. General and administrative expenses increased $4.8 million to $5.7 million for the year ended December 31, 2013, compared to $965,000 for the year ended December 31, 2012. The increase was primarily due to incurring operating expenses reimbursable to CCI Advisors during the year ended December 31, 2013, while such expenses were waived by CCI Advisors during the year ended December 31, 2012, combined with incurring unused fees on the secured credit facility (the “Secured Credit Facility”), which we terminated during the year ended December 31, 2013, and the Credit Facility during the year ended December 31, 2013. The increase was also due to an increase in organization costs and state income and franchise taxes, primarily due to an increase in equity and real estate owned during the year ended December 31, 2013.
Property operating expenses. Property operating expenses increased approximately $13.2 million to $14.9 million for the year ended December 31, 2013, compared to $1.7 million for the year ended December 31, 2012. The increase was primarily due to owning one property for the entire year and purchasing 12 income producing properties during the year ended December 31, 2012 as compared to owning 13 properties for the entire year and purchasing 64 additional properties during the year ended December 31, 2013.
Advisory fees and expenses. Pursuant to the advisory agreement with CCI Advisors, we are required to pay to CCI Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets. Additionally, we may be required to reimburse certain expenses incurred by CCI Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses for the year ended December 31, 2013 totaled $8.1 million. There were no advisory fees and expenses for the year ended December 31, 2012 as CCI Advisors waived these fees and expenses during this period.
Acquisition related expenses. Acquisition related expenses increased approximately $47.9 million to $54.1 million for the year ended December 31, 2013, compared to $6.2 million for the year ended December 31, 2012. The increase related to the acquisition of 64 properties for $2.1 billion during the year ended December 31, 2013, compared to the acquisition of 12 properties for $259.9 million during the year ended December 31, 2012.
Depreciation and amortization. Depreciation and amortization expenses increased approximately $30.2 million to $32.7 million for the year ended December 31, 2013, compared to $2.5 million for the year ended December 31, 2012. The increase was primarily the result of incurring depreciation and amortization expense for 77 properties during the year ended December 31, 2013, compared to incurring depreciation and amortization for only 13 properties during the year ended December 31, 2012.
Interest expense. Interest expense increased $11.6 million to approximately $13.0 million for the year ended December 31, 2013, compared to $1.4 million for the year ended December 31, 2012. The increase primarily related to an increase in the average amount outstanding under the Credit Facility and notes payable to $457.5 million during the year ended December 31, 2013, compared to $92.6 million during the year ended December 31, 2012.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Revenue. Revenue increased $5.7 million to $7.5 million for the year ended December 31, 2012, compared to $1.8 million for the year ended December 31, 2011. Our revenue consisted primarily of rental and other property income, which accounted for 78% and 80% of total revenues during the years ended December 31, 2012 and 2011, respectively. We also paid certain operating expenses subject to reimbursement by the tenant, which resulted in $1.7 million and approximately $363,000 in tenant reimbursement income during the years ended December 31, 2012 and 2011, respectively. The increase was due to purchasing and owning one income producing property for six months during the year ended December 31, 2011, compared to owning one property for the entire year and purchasing 12 additional properties during the year ended December 31, 2012.
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
Property operating expenses. Property operating expenses increased approximately $1.4 million to $1.7 million for the year ended December 31, 2012, compared to $368,000 for the year ended December 31, 2011. The increase was primarily related to the increase in the number of properties owned and acquired during the year ended December 31, 2012 compared to the year ended December 31, 2011.
Acquisition related expenses. Acquisition related expenses increased approximately $5.5 million to $6.2 million for the year ended December 31, 2012, compared to $719,000 for the year ended December 31, 2011. The increase related to the acquisition of 12 properties for $259.9 million during the year ended December 31, 2012, compared to the acquisition of one property for $32.9 million during the year ended December 31, 2011.
Depreciation and amortization. Depreciation and amortization expenses increased approximately $1.9 million to $2.5 million for the year ended December 31, 2012, compared to $643,000 for the year ended December 31, 2011. The increase was primarily the result of incurring depreciation and amortization expense for 13 properties during the year ended December 31, 2012, compared to incurring depreciation and amortization for only one property during the year ended December 31, 2011.
Interest expense. Interest expense increased $603,000 to approximately $1.4 million for the year ended December 31, 2012, compared to $791,000 for the year ended December 31, 2011. The increase primarily related to interest expense incurred on the Secured Credit Facility, which was entered into during the year ended December 31, 2012.
Portfolio Information
As of December 31, 2013, we and our Consolidated Joint Venture owned 77 properties comprising approximately 15.6 million rentable square feet of commercial space located in 28 states, which were 100% leased.
As of December 31, 2013, our five highest tenant concentrations, including the Consolidated Joint Venture, and based on annualized gross rental revenue, were as follows:

				Percentage of
	Total	Leased	2013	2013
	Number	Square	Gross Annualized	Gross Annualized
Tenant	of Leases	Feet	Rental Revenue	Rental Revenue
Amazon.com dedc, LLC - online retail	3	3,048,672	$14,272,193	8%
Tesoro - mining and natural resources	1	618,017	13,716,822	8%
F5 Networks, Inc. - technology	1	298,962	9,797,590	6%
Noble Energy - mining and natural resources	1	497,477	7,871,457	5%
FedEx - logistics	14	794,674	6,871,988	4%
	20	5,257,802	$52,530,050	31%

As of December 31, 2013, our five highest tenant industry concentrations, including the Consolidated Joint Venture, and based on gross annualized rental revenue, were as follows:

				Percentage of
	Total	Leased	2013	2013
	Number	Square	Gross Annualized	Gross Annualized
Industry	of Leases	Feet	Rental Revenue	Rental Revenue
Mining and natural resources	3	1,212,789	$23,736,574	14%
Manufacturing	9	2,091,943	25,992,075	15%
Online retail	4	3,498,811	15,864,753	9%
Technology	5	805,458	18,631,129	11%
Healthcare	20	1,709,811	26,181,029	15%
	41	9,318,812	$110,405,560	64%
As of December 31, 2013, our five highest geographic concentrations, including the Consolidated Joint Venture, and based on gross annualized rental revenue, were as follows:

				Percentage of
	Total	Leased	2013	2013
	Number of	Square	Gross Annualized	Gross Annualized
Location	Properties	Feet	Rental Revenue	Rental Revenue
Texas	12	2,576,237	$41,521,021	24%
New Jersey	4	1,239,861	18,696,733	11%
California	7	558,545	13,824,564	8%
Washington	1	299,643	9,813,934	6%
Illinois	5	584,267	9,204,107	5%
	29	5,258,553	$93,060,359	54%
Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001780821 per share (which equates to 6.50% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period commencing on January 1, 2013 and ending on December 31, 2013. In addition, our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001780821 per share (which equates to approximately 6.50% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period commencing on January 1, 2014 and ending on June 30, 2014.
During the year ended December 31, 2013, we paid distributions of $49.8 million, including $28.9 million through the issuance of shares pursuant to the DRIP. During the year ended December 31, 2012, we paid distributions of $3.9 million, including $2.0 million through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the year ended December 31, 2013 was $1.1 million and reflected a reduction for real estate acquisition related expenses incurred of $54.1 million. Net cash used in operating activities for the year ended December 31, 2012 was $2.2 million and reflected a reduction for real estate acquisition related expenses incurred of $6.2 million. We treat our real estate acquisition related expenses as funded by proceeds from the Offerings, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock for the year ended December 31, 2013 are considered a source of our distributions to the extent that real estate acquisition related expenses have reduced net cash flows used in operating activities. As such, our 2013 distributions were funded by net cash provided by operating activities of $1.1 million, or 2.2%, and proceeds from the issuance of common stock of $48.8 million, or 97.8%. The distributions for the year ended December 31, 2012 were funded by cash provided by operating activities from the prior year (in excess of distributions paid in the prior year) in the amount of $219,000 and proceeds from the issuance of common stock of $3.7 million.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. We will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under our DRIP Offering. In addition, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12 month period ending on the last day of the fiscal quarter for which the redemptions are being paid. During the years ended December 31, 2013 and 2012, we received valid redemption requests for approximately 136,000 and 750 shares, which we redeemed in full for $1.3 million ($9.81 per share) and $7,500 ($10.00 per share), respectively. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program. We have funded and intend to continue funding share redemptions with proceeds from our DRIP Offering. Subsequent to December 31, 2013, we redeemed approximately 96,000 shares for a total of $948,000, or an average price per share of $9.88. See discussion in Item 5. “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Redemption Program.”
Liquidity and Capital Resources
General
Our principal demands for funds will be for real estate and real estate related investments, for the payment of acquisition related costs, operating expenses, distributions and redemptions to stockholders and principal and interest on any current and any future indebtedness. Generally, cash needs for items other than acquisitions and acquisition related expenses will be generated from operations of our current and future investments. We expect to utilize funds from the Offerings and future proceeds from secured or unsecured financing to complete future property acquisitions. As the Offering has closed, we expect to meet cash needs for acquisitions from proceeds raised pursuant to the DRIP Offering, cash flow from operations and from debt financings. The sources of our operating cash flows will primarily be provided by the rental income received from current and future leased properties. As of December 31, 2013, we had raised $1.9 billion of gross proceeds from the Offerings before offering costs and selling commissions of $194.4 million.
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
We expect our operating cash flows to increase as we acquire additional properties. We expect that approximately 88.6% of the gross proceeds from the sale of our common stock in the Offering will be invested in real estate and real estate-related assets, while the remaining approximately 11.4% will be used for working capital and to pay fees and expenses of our advisor in connection with acquiring properties. CCI Advisors paid the organizational and other offering costs associated with the sale of our common stock, which we reimbursed in an amount up to 1.5% of the gross proceeds of the Offering. As of December 31, 2013, CCI Advisors had paid offering and organization costs in excess of the 1.5% in connection with the Offering. These costs were not included in our financial statements because such costs were not a liability to us as they exceeded 1.5% of gross proceeds from the Offering.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate related investments and the payment of tenant improvements, acquisition related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any current and future indebtedness. We expect to meet our long-term liquidity requirements through proceeds from cash flow from operations, proceeds from secured or unsecured borrowings from banks and other lenders, and proceeds raised pursuant to the DRIP Offering.
We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions, as necessary, including proceeds from our Offerings, borrowings on the Credit Facility and/or future borrowings on unencumbered assets. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offerings or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders in excess of cash flows from operations.

As of December 31, 2013, we and the Consolidated Joint Venture had $752.6 million of debt outstanding, with a weighted average interest rate of 3.0%. Our contractual obligations as of December 31, 2013 were as follows (in thousands):

	Payments due by period (1) (2)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - fixed rate debt (3)	$257,511	$30	$18,412	$791	$238,278
Interest payments - fixed rate debt	77,239	10,220	20,012	18,672	28,335
Principal payments - variable rate debt (4)	40,233	—	40,233	—	—
Interest payments - variable rate debt	2,636	674	1,962	—	—
Principal payments - credit facility	455,000	—	—	455,000	—
Interest payments - credit facility (5)	62,221	12,073	26,718	23,430	—
Total	$894,840	$22,997	$107,337	$497,893	$266,613

(1)	The table does not include amounts due to CCI Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
As of December 31, 2013, we had $41.0 million of variable rate debt effectively fixed through the use of an interest rate swap agreement. We used the effective interest rate fixed under our swap agreement to calculate the debt payment obligations in future periods.

(3)
Principal payment amounts reflect actual payments based on the face amount of notes payable secured by our wholly-owned properties and our Consolidated Joint Venture. As of December 31, 2013, the fair value adjustment, net of amortization, of mortgage notes assumed was $127,000.

(4)	A rate of 1.59% was used to calculate the variable debt payment obligations in future periods. This was the rate effective as of December 31, 2013.

(5)
Payment obligations for the Term Loan outstanding under the Credit Facility are based on the interest rate of 3.03% as of December 31, 2013, which was the rate fixed under the executed swap agreement that had the effect of fixing the variable interest rate per annum through the maturity date of October 2018.

We expect to incur additional borrowings in the future to acquire additional properties and make other real estate related investments. There is no limitation on the amount we may borrow against any single improved property. Our future borrowings will not exceed 300% of our net assets as of the date of any borrowing, which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines; however, we may exceed that limit if approved by a majority of our independent directors. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Our advisor has set a target leverage ratio of 40% to 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets. As of December 31, 2013, our ratio of debt to total gross real estate assets net of gross intangible lease liabilities was 32%.
Cash Flow Analysis
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Operating Activities. During the year ended December 31, 2013, net cash provided by operating activities was $1.1 million, compared to net cash used in operating activities of $2.2 million for the year ended December 31, 2012. The change was primarily due to an increase in depreciation and amortization of $30.6 million and an increase in accounts payable and accrued expenses of $7.6 million, partially offset by an increase in net loss of $35.6 million. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased $1.8 billion to $2.0 billion for the year ended December 31, 2013, compared to $259.7 million for the year ended December 31, 2012. The increase was due to an increase in investment in real estate assets of $1.8 billion.
Financing Activities. Net cash provided by financing activities increased $1.8 billion to $2.1 billion for the year ended December 31, 2013, compared to $272.2 million for the year ended December 31, 2012. The increase was primarily due to an increase in proceeds from the issuance of common stock under the Offerings, net of offering costs, of $1.4 billion and an increase in proceeds from notes payable, net of repayments, of $438.5 million, partially offset by an increase in distributions paid to investors of $19.0 million and an increase in deferred financing costs paid of $9.1 million.
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Operating Activities. During the year ended December 31, 2012, net cash used in operating activities was $2.2 million, compared to net cash provided by operating activities of $433,000 for the year ended December 31, 2011. The change was primarily due to an increase in net loss of $4.2 million and an increase in prepaid expenses and other assets of $1.4 million partially offset by an increase in depreciation and amortization of $1.9 million and an increase in accounts payable and accrued expenses of $1.2 million. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased $226.5 million to $259.7 million for the year ended December 31, 2012, compared to $33.2 million for the year ended December 31, 2011. The increase was due to an increase in investment in real estate assets of $228.9 million offset by a decrease in restricted cash of $2.4 million.
Financing Activities. Net cash provided by financing activities increased $237.7 million to $272.2 million for the year ended December 31, 2012, compared to $34.5 million for the year ended December 31, 2011. The increase was primarily due to an increase in proceeds from the issuance of common stock under the Offering, net of offering costs, of $124.4 million and an increase in proceeds from notes payable, net of repayments, of $117.1 million, partially offset by an increase in distributions paid to investors of $1.9 million and an increase in deferred financing costs paid of $1.7 million.
Election as a REIT
We are taxed as a REIT under the Internal Revenue Code. To maintain our qualification as a REIT, we must continue to meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders so long as we, among other things, distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).
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
Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 9 to our consolidated financial statements in this Annual Report on Form 10-K for further explanations.
Related-Party Transactions and Agreements
We have entered into agreements with CCI Advisors and its affiliates, whereby we have paid, and will continue to pay, certain fees to, or reimburse certain expenses of, CCI Advisors or its affiliates, such as acquisition and advisory fees and expenses, organization and offering costs, sales commissions, dealer manager fees and expenses, leasing fees and reimbursement of certain operating costs. See Note 10 to our consolidated financial statements in this Annual Report on Form 10-K for a further explanation of the various related-party transactions, agreements and fees.
Conflicts of Interest
Affiliates of CCI Advisors act as sponsors, general partners or advisors to various private real estate limited partnerships and other real estate-related programs, including ARCP, CCPT I, CCPT IV, CCPT V, CCIT II and Income NAV. As such, there are conflicts of interest where CCI Advisors or its affiliates, while serving in the capacity as sponsor, general partner, key personnel or advisor for other real estate programs sponsored by Cole Capital, may be in conflict with us in connection with providing services to other real estate related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CCI Advisors and these other real estate programs sponsored by Cole Capital could influence the advice to us. See Item 1. “Business — Conflicts of Interest” in this Annual Report on Form 10-K.
Subsequent Events
Certain events occurred subsequent to December 31, 2013 through the filing date of this Annual Report on Form 10-K. Refer to Note 16 to our consolidated financial statements in this Annual Report on Form 10-K for further explanation.
Impact of Recent Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off Balance Sheet Arrangements
As of December 31, 2013 and 2012, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have obtained variable rate debt financing to fund certain property acquisitions, and therefore we are exposed to changes in LIBOR. We intend to manage our interest rate risk by limiting the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We have entered and may continue to enter into derivative financial instruments such as interest rate swaps in order to mitigate our interest rate risk. We have not entered, and do not intend to enter into, derivative or interest rate transactions for speculative purposes. We may also enter into rate lock arrangements to lock interest rates on future borrowings. We may be exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates.
As of December 31, 2013, we and our Consolidated Joint Venture had $195.2 million of variable rate debt, including the Revolving Loans, and therefore we are exposed to interest rate changes in LIBOR. As of December 31, 2013, a change of 50 basis points in interest rates would result in a change in interest expense of $976,000 per year, assuming all of our derivatives remain effective hedges.
As of December 31, 2013, we had two interest rate swap agreements outstanding, which mature between October 2018 and August 2020, with an aggregate notional amount under the swap agreements of $341.0 million and an aggregate net fair value of $2.2 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of December 31, 2013, an increase of 50 basis points in interest rates would result in a decrease to the fair value of the derivative liability of $1.7 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2013.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2013, were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2013.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2014 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2014 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2014 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2014 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2014 annual meeting of stockholders.

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
Phoenix, Arizona
We have audited the accompanying consolidated balance sheets of Cole Corporate Income Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cole Corporate Income Trust, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 27, 2014

COLE CORPORATE INCOME TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2013	December 31, 2012
ASSETS
Investment in real estate assets:
Land	$266,088	$34,404
Buildings and improvements, less accumulated depreciation of $25,289 and $2,173, respectively	1,815,652	226,067
Intangible lease assets, less accumulated amortization of $10,935 and $1,008, respectively	264,485	33,615
Total investment in real estate assets, net	2,346,225	294,086
Cash and cash equivalents	64,073	12,188
Restricted cash	4,853	357
Rents and tenant receivables	14,388	829
Derivative assets, property escrow deposits, prepaid expenses and other assets	4,654	1,734
Deferred financing costs, less accumulated amortization of $1,841 and $148, respectively	11,484	2,098
Total assets	$2,445,677	$311,292
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable	$752,616	$162,453
Accounts payable and accrued expenses	12,921	3,025
Escrowed investor proceeds	—	48
Due to affiliates	2,321	108
Acquired below market lease intangibles, less accumulated amortization of $1,943 and $278, respectively	34,435	4,199
Distributions payable	10,650	864
Deferred rental income and other liabilities	10,877	1,211
Total liabilities	823,820	171,908
Commitments and contingencies
Redeemable common stock and noncontrolling interests	33,272	2,105
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 192,919,054 and 16,842,189 shares issued and outstanding, respectively	1,929	168
Capital in excess of par value	1,696,395	148,576
Accumulated distributions in excess of earnings	(111,977)	(11,465)
Accumulated other comprehensive income	2,238	—
Total stockholders’ equity	1,588,585	137,279
Total liabilities and stockholders’ equity	$2,445,677	$311,292
The accompanying notes are an integral part of these consolidated financial statements.

COLE CORPORATE INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Rental and other property income	$75,031	$5,792	$1,480
Tenant reimbursement income	12,028	1,680	363
Total revenue	87,059	7,472	1,843
Expenses:
General and administrative expenses	5,743	965	472
Property operating expenses	14,947	1,738	368
Advisory fees and expenses	8,058	—	—
Acquisition related expenses	54,074	6,196	719
Depreciation	23,116	1,730	443
Amortization	9,537	801	200
Total operating expenses	115,475	11,430	2,202
Operating loss	(28,416)	(3,958)	(359)
Other income (expense):
Interest and other income	540	51	7
Interest expense	(13,028)	(1,394)	(791)
Total other expense	(12,488)	(1,343)	(784)
Net loss	(40,904)	(5,301)	(1,143)
Net loss attributable to redeemable noncontrolling interest	(17)	—	—
Net loss attributable to the Company	$(40,887)	$(5,301)	$(1,143)
Weighted average number of common shares outstanding:
Basic and diluted	91,538,173	7,260,959	450,165
Net loss per common share:
Basic and diluted	$(0.45)	$(0.73)	$(2.54)
The accompanying notes are an integral part of these consolidated financial statements.

COLE CORPORATE INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2013	2012	2011
Net loss	$(40,904)	$(5,301)	$(1,143)
Net loss attributable to redeemable noncontrolling interest	(17)	—	—
Net loss attributable to the Company	(40,887)	(5,301)	(1,143)
Other comprehensive income:
Unrealized gain on interest rate swaps	2,238	—	—
Total other comprehensive income	2,238	—	—

Total comprehensive loss attributable to the Company	$(38,649)	$(5,301)	$(1,143)
The accompanying notes are an integral part of these consolidated financial statements.

COLE CORPORATE INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

				Accumulated	Accumulated
	Common Stock		Capital in	Distributions	Other	Total
	Number of	Par	Excess	in Excess of	Comprehensive	Stockholders’
	Shares	Value	of Par Value	Earnings	Income	Equity
Balance, January 1, 2011	20,000	$—	$200	$—	$—	$200
Issuance of common stock	1,363,441	14	13,481	—	—	13,495
Distributions to investors	—	—	—	(287)	—	(287)
Commissions on stock sales and related dealer manager fees	—	—	(1,082)	—	—	(1,082)
Other offering costs	—	—	(204)	—	—	(204)
Changes in redeemable common stock	—	—	(132)	—	—	(132)
Net loss	—	—	—	(1,143)	—	(1,143)
Balance, December 31, 2011	1,383,441	14	12,263	(1,430)	—	10,847
Issuance of common stock	15,459,498	154	154,118	—	—	154,272
Distributions to investors	—	—	—	(4,734)	—	(4,734)
Commissions on stock sales and related dealer manager fees	—	—	(13,508)	—	—	(13,508)
Other offering costs	—	—	(2,317)	—	—	(2,317)
Redemptions of common stock	(750)	—	(7)	—	—	(7)
Changes in redeemable common stock	—	—	(1,973)	—	—	(1,973)
Net loss	—	—	—	(5,301)	—	(5,301)
Balance, December 31, 2012	16,842,189	168	148,576	(11,465)	—	137,279
Issuance of common stock	176,213,120	1,762	1,754,018	—	—	1,755,780
Distributions to investors	—	—	—	(59,625)	—	(59,625)
Commissions on stock sales and related dealer manager fees	—	—	(151,021)	—	—	(151,021)
Other offering costs	—	—	(26,253)	—	—	(26,253)
Redemptions of common stock	(136,255)	(1)	(1,335)	—	—	(1,336)
Changes in redeemable common stock	—	—	(27,590)	—	—	(27,590)
Comprehensive (loss) income attributable to the Company	—	—	—	(40,887)	2,238	(38,649)
Balance, December 31, 2013	192,919,054	$1,929	$1,696,395	$(111,977)	$2,238	$1,588,585
The accompanying notes are an integral part of these consolidated financial statements.

COLE CORPORATE INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(40,904)	$(5,301)	$(1,143)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	23,116	1,730	443
Amortization of intangible lease assets and below market lease intangibles, net	8,261	624	106
Amortization of deferred financing costs	1,693	124	78
Changes in assets and liabilities:
Rents and tenant receivables	(13,559)	(829)	—
Derivative assets, property escrow deposits, prepaid expenses and other assets	943	(1,585)	(149)
Accounts payable and accrued expenses	9,643	2,036	809
Deferred rental income and other liabilities	9,666	907	304
Due from affiliates	—	15	(15)
Due to affiliates	2,213	108	—
Net cash provided by (used in) operating activities	1,072	(2,171)	433
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(2,041,154)	(260,764)	(31,847)
Payment of property escrow deposits	(42,279)	—	—
Refund of property escrow deposits	40,654	—	—
Change in restricted cash	(4,496)	1,026	(1,383)
Net cash used in investing activities	(2,047,275)	(259,738)	(33,230)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,726,854	152,292	13,364
Offering costs on issuance of common stock	(177,274)	(15,825)	(1,286)
Redemptions of common stock	(1,336)	(7)	—
Proceeds from credit facility and notes payable	1,214,343	144,453	23,000
Repayment of credit facility and notes payable	(636,053)	—	(5,000)
Proceeds from note payable to affiliates	—	—	9,000
Repayment of note payable to affiliates	—	(4,696)	(4,304)
Distributions to investors	(20,913)	(1,962)	(83)
Escrowed investor proceeds	(48)	(17)	65
Deferred financing costs paid	(11,079)	(2,022)	(278)
Payment of loan deposit	(1,688)	(88)	(150)
Refund of loan deposit	1,688	88	150
Contributions from redeemable noncontrolling interest	3,594	—	—
Net cash provided by financing activities	2,098,088	272,216	34,478
Net increase in cash and cash equivalents	51,885	10,307	1,681
Cash and cash equivalents, beginning of year	12,188	1,881	200
Cash and cash equivalents, end of year	$64,073	$12,188	$1,881
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$10,650	$864	$72
Fair value of mortgage notes assumed in real estate acquisitions at date of assumption	$11,873	$—	$—
Accrued capital expenditures	$253	$180	$1,030
Common stock issued through distribution reinvestment plan	$28,926	$1,980	$132
Net unrealized gain on interest rate swap	$2,238	$—	$—
Supplemental Cash Flow Disclosures:
Interest paid	$9,075	$990	$634
The accompanying notes are an integral part of these consolidated financial statements.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Corporate Income Trust, Inc. (the “Company”) is a Maryland corporation that was formed on April 6, 2010, which has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. The Company is the sole general partner of, and owns a 99.99% partnership interest in, Cole Corporate Income Operating Partnership, LP, a Delaware limited partnership (“CCI OP”). The Company is externally managed by Cole Corporate Income Advisors, LLC (“CCI Advisors”), which was, prior to the ARCP Merger (as defined below), indirectly owned by Cole Real Estate Investments, Inc. (“Cole”, formerly known as Cole Credit Property Trust III, Inc.) as a result of Cole acquiring Cole Holdings Corporation (“CHC”) on April 5, 2013 pursuant to a transaction whereby CHC merged with and into CREInvestments, LLC (“CREI”), a wholly-owned subsidiary of Cole. CCI Advisors is the sole limited partner and owner of an insignificant noncontrolling partnership interest of less than 0.01% of CCI OP. On February 7, 2014, American Realty Capital Properties, Inc. (“ARCP”) acquired Cole pursuant to a transaction whereby Cole merged with and into Clark Acquisition, LLC, a wholly owned subsidiary of ARCP (“Merger Sub”), with Merger Sub surviving as a wholly owned subsidiary of ARCP (the “ARCP Merger”). ARCP is a self-managed publicly traded Maryland corporation listed on The NASDAQ Global Select Market, focused on acquiring and owning single tenant freestanding commercial properties subject to net leases with high credit quality tenants. As a result of the ARCP Merger, ARCP indirectly owns and/or controls the Company's external advisor, CCI Advisors, the Company's dealer manager, Cole Capital Corporation (“CCC”), the Company's property manager, CREI Advisors, LLC (“CREI Advisors”), and the Company's sponsor, Cole Capital™, as discussed in Note 16.
The Company ceased offering shares of common stock in its $2.975 billion initial public offering (the “Offering”) on November 21, 2013. At the completion of the Offering, a total of approximately 192.4 million shares of common stock had been issued, including approximately 189.8 million shares issued in the primary portion of the Offering and approximately 2.6 million shares issued pursuant to a distribution reinvestment plan (the “DRIP”).
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
As of December 31, 2013, the Company had issued approximately 193.0 million shares of its common stock in the Offerings for gross proceeds of $1.9 billion, before share redemptions of $1.3 million and offering costs, selling commissions and dealer manager fees of $194.4 million.
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
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and a consolidated joint venture arrangement in which the Company has a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation.
The Company evaluates its relationships and investments to determine if it has variable interests. A variable interest is an investment or other interest that will absorb portions of an entity’s expected losses or receive portions of the entity’s expected residual returns. If the Company determines that it has a variable interest in an entity, it evaluates whether such interest is in a variable interest entity (“VIE”). A VIE is broadly defined as an entity where either (1) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance or (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company consolidates any VIEs when it is determined to be the primary beneficiary of the VIE’s operations.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A variable interest holder is considered to be the primary beneficiary of a VIE if it has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The Company qualitatively assesses whether it is (or is not) the primary beneficiary of a VIE. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance, its form of ownership interest, its representation on the entity’s governing body, the size and seniority of its investment, its ability and the rights of other investors to participate in policy making decisions and to replace the manager of and/or liquidate the entity. As of December 31, 2013 and 2012, the Company did not have any interests in a VIE.
The Company continually evaluates the need to consolidate its joint venture arrangement based on standards set forth in GAAP. In determining whether the Company has a controlling interest in a joint venture arrangement and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, power to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a VIE for which the Company may be the primary beneficiary. As of December 31, 2013, the Company determined it had a controlling interest in its joint venture arrangement (the “Consolidated Joint Venture”) and therefore met the GAAP requirements for consolidation. As of December 31, 2013, the Consolidated Joint Venture held real estate assets with an aggregate book value of $73.2 million. There were no joint venture arrangements as of December 31, 2012.
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
Investment in and Valuation of Real Estate Assets
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition, excluding acquisition related expenses, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate assets and leasing costs. All repairs and maintenance are expensed as incurred.
The Company is required to make subjective assessments as to the useful lives of its depreciable assets. The Company considers the period of future benefit of each respective asset to determine the appropriate useful life of the assets. Real estate assets, other than land, are depreciated or amortized on a straight-line basis. The estimated useful lives of the Company’s real estate assets by class are generally as follows:

Buildings	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the years ended December 31, 2013, 2012, or 2011.
When developing estimates of expected future cash flows, the Company makes certain assumptions regarding future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the expected number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in estimating expected future cash flows could result in a different determination of the property’s expected future cash flows and a different

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the fair value of the real estate assets.
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of December 31, 2013, 2012 or 2011.
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
The Company has acquired, and may continue to acquire, certain properties subject to contingent consideration arrangements that may obligate the Company to pay additional consideration to the seller based on the outcome of future events. Additionally, the Company may acquire certain properties for which it funds certain contingent consideration amounts into an escrow account pending the outcome of certain future events (the “Escrow Receivables”). The outcome may result in the release of all or a portion of the escrow funds to the Company or the seller or a combination thereof. Contingent consideration arrangements are based on a predetermined formula and have set time periods regarding the obligation to make future payments, including funds released to the seller from escrow accounts, or the right to receive escrowed funds as set forth in the respective purchase and sale agreement. Contingent consideration arrangements, including amounts funded through an escrow account, are recorded upon acquisition of the respective property at their estimated fair value, and any changes to the estimated fair value, subsequent to acquisition, are reflected in the accompanying consolidated statements of operations. The determination of the amount of contingent consideration arrangements is based on the probability of several possible outcomes as identified by management. The respective amounts recorded are carried at fair value, with any changes in fair value included in net income.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company estimates the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt financing with similar maturities. Assumed mortgage notes payable are initially recorded at their estimated fair value as of the assumption date, and any difference between such estimated fair value and the mortgage note’s outstanding principal balance is amortized to interest expense over the term of the respective mortgage note payable.
The determination of the fair values of the real estate assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables. The use of alternative estimates may result in a different allocation of the Company’s purchase price, which could impact the Company’s results of operations.
Noncontrolling Interest-Redeemable Interest in Consolidated Joint Venture
On December 19, 2013, the Company completed the formation of the Consolidated Joint Venture. Pursuant to the joint venture agreement, the joint venture partner has a right to exercise an option after two years whereby the Company will be required to purchase the ownership interest of the joint venture partner at a fair market value. The Company determined it had a controlling interest in the Consolidated Joint Venture and therefore met the GAAP requirements for consolidation. The Company initially recorded the noncontrolling interest at its acquisition-date fair value as temporary equity, due to the redemption option existing outside the control of the Company.
Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents. The Company considers investments in highly liquid money market accounts to be cash equivalents.
Restricted Cash
Restricted cash included $4.9 million and $309,000 held in a lender cash management account as of December 31, 2013 and 2012, respectively. As part of a certain debt agreement, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess funds are disbursed to the Company. In addition, the Company had escrowed investor proceeds for which shares of common stock had not been issued of $48,000 in restricted cash as of December 31, 2012. There were no escrowed investor proceeds included in restricted cash as of December 31, 2013.
Rents and Tenant Receivables
Rents and tenant receivables primarily include amounts to be collected in future periods related to the recognition of rental income on a straight-line basis over the lease term and cost recoveries due from tenants. The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy, if any, are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company records allowances for those balances that the Company deems to be uncollectible, including any amounts relating to straight-line rent receivables. The Company’s reported net income is directly affected by management’s estimate of the collectability of accounts receivable. As of December 31, 2013 and 2012, no balances were deemed uncollectible and no allowances were recorded.
Prepaid Expenses
Prepaid expenses include expenses paid as of the balance sheet date that relate to future periods and will be expensed or reclassified to another account during the period to which the costs relate. Any amounts with no future economic benefit are charged to earnings when identified.
Deferred Financing Costs
Deferred financing costs are capitalized and amortized on a straight-line basis over the term of the related financing agreement, which approximates the effective interest method. If a note payable is prepaid, any unamortized deferred financing costs related to the note payable would be expensed. Amortization of deferred financing costs, including any write-offs, for the years ended December 31, 2013, 2012, and 2011 was $1.7 million, $124,000 and $78,000, respectively, and was recorded in interest expense in the consolidated statements of operations.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Concentration of Credit Risk
As of December 31, 2013, the Company had cash on deposit, including restricted cash, at seven financial institutions in which the Company had deposits in excess of federally insured levels, totaling $67.2 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
No single tenant accounted for greater than 10% of the Company's 2013 gross annualized rental revenues. The Company had certain geographic concentrations in its property holdings. As of December 31, 2013, the Company had properties located in two states with respective gross annualized rental revenues greater than 10% of the Company’s 2013 total gross annualized rental revenues: Texas (24%) and New Jersey (11%). In addition, the Company had tenants in four industries with respective gross annualized rental revenues greater than 10% of the Company’s 2013 total gross annualized rental revenues: manufacturing (15%), healthcare (15%), mining and natural resources (14%), and technology (11%).
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
Income Taxes
The Company elected to be taxed, and currently qualifies, as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company generally is not subject to federal corporate income tax to the extent it distributes its taxable income to its stockholders, and so long as it, among other things, distributes at least 90% of its annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the Company maintains its qualification for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Offering and Related Costs
CCI Advisors funded all of the organization and offering costs on the Company’s behalf (excluding selling commissions and the dealer manager fees) and was reimbursed for such costs up to 1.5% of the gross offering proceeds. As of December 31, 2013 and 2012, CCI Advisors had paid organization and offering costs in excess of the 1.5% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 1.5% of gross proceeds from the Offering. When recorded by the Company, organization costs are expensed as incurred and offering costs, which include items such as legal and accounting fees, marketing and personnel, promotional and printing costs are recorded as a reduction of capital in excess of par value, along with selling commissions and dealer manager fees in the period in which they become payable.
Interest
Interest is charged to interest expense as it accrues. No interest costs were capitalized during the years ended December 31, 2013, 2012 or 2011.
Due to Affiliates
Certain affiliates of CCI Advisors received fees, reimbursements and compensation in connection with services provided relating to the Offering and the acquisition, management, financing and leasing of the properties of the Company.
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

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Distributions Payable and Distribution Policy
In order to maintain its status as a REIT, the Company is required to, among other things, make distributions each taxable year equal to at least 90% of its taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). To the extent funds are available, the Company intends to pay regular distributions to stockholders. Distributions are paid to stockholders of record as of the applicable record dates.
The Company’s board of directors authorized a daily distribution, based on 365 days, of $0.001780821 per share (which equates to approximately 6.50% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period commencing on January 1, 2013 and ending on December 31, 2013. As of December 31, 2013, the Company had distributions payable of $10.7 million. The distributions were paid in January 2014, of which $6.4 million were reinvested in shares through the DRIP Offering.
Earnings (Loss) Per Share
Earnings (loss) per share are calculated based on the weighted average number of common shares outstanding during each period presented. Diluted income (loss) per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the years ended December 31, 2013, 2012 or 2011.
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
Recent Accounting Pronouncements
In February 2013, the U.S. Financial Accounting Standards Board issued Accounting Standards Update, 2013-02 Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which amended the reporting requirements for comprehensive income pertaining to the reclassification of items out of accumulated other comprehensive income. ASU 2013-02 was effective for the Company beginning January 1, 2013, and the Company has presented the required information within the consolidated statements of comprehensive income (loss) and notes to the financial statements.
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
Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2 – Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data correlation or other means (market corroborated inputs).
Level 3 – Unobservable inputs, which are only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Cash and cash equivalents and restricted cash — The Company considers the carrying values of these financial assets to approximate fair value because of the short period of time between their origination and their expected realization.
Credit facility and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The estimated fair value of the Company’s debt was $741.4 million as of December 31, 2013, compared to the carrying value of $752.6 million. The estimated fair value of the Company’s debt was $162.5 million as of December 31, 2012, which approximated the carrying value on such date. The fair value of the Company’s debt is estimated using Level 2 inputs.
Derivative instruments — The Company’s derivative instruments represent interest rate swaps. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models. The Company includes the impact of credit valuation adjustments on derivative instruments measured at fair value.
Contingent consideration arrangements — The contingent consideration arrangements are carried at fair value and are valued using Level 3 inputs. The fair value of the Escrow Receivables is determined based on the probability of several possible outcomes, which are contingent on the future outcome of various property tax appeals related to certain property acquisitions. During the year ended December 31, 2013, the Company recorded additional income of $300,000 and expense of $537,000 as a result of the settlement of the contingent considerations, for a net settlement amount of $1.4 million. As a result, the Company had no contingent consideration arrangements as of December 31, 2013. As of December 31, 2012, the estimated fair value of these arrangements was $1.6 million and was included in the accompanying consolidated balance sheets in derivative asset, property escrow deposits, prepaid expenses and other assets as the Company expected such amounts to be refunded.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of December 31, 2013 and 2012, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2013 and 2012 (in thousands):

	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap	$2,238	$—	$2,238	$—
Total assets	$2,238	$—	$2,238	$—

	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Contingent consideration	$(1,600)	$—	$—	$(1,600)
Total assets	$(1,600)	$—	$—	$(1,600)

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 4 — REAL ESTATE ACQUISITIONS
2013 Property Acquisitions
During the year ended December 31, 2013, the Company acquired 64 commercial properties, including a property held in the Consolidated Joint Venture, for an aggregate purchase price of $2.1 billion (the “2013 Acquisitions”). The Company purchased the 2013 Acquisitions with net proceeds from the Offerings and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

December 31, 2013
Land	$231,684
Building and improvements	1,611,450
Acquired in-place leases	238,459
Acquired above market leases	2,338
Acquired below market leases	(31,901)
Fair value adjustment of assumed notes payable	127
Total purchase price	$2,052,157
The Company recorded revenue of $58.5 million and a net loss of $35.8 million for the year ended December 31, 2013 related to the 2013 Acquisitions. In addition, the Company recorded $54.1 million of acquisition related expenses for the year ended December 31, 2013.
The following table summarizes selected financial information of the Company as if the 2013 Acquisitions were completed on January 1, 2012 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2013	2012
Pro forma basis (unaudited):
Revenue	$198,535	$177,398
Net income	$60,761	$7,982
The unaudited pro forma information for the years ended December 31, 2013 and 2012 was adjusted to exclude acquisition related expenses recorded during such periods in connection with the 2013 Acquisitions. The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2012, nor does it purport to represent the results of future operations.
2012 Property Acquisitions
During the year ended December 31, 2012, the Company acquired 12 commercial properties for an aggregate purchase price of $259.9 million (the “2012 Acquisitions”). The Company purchased the 2012 Acquisitions with proceeds from the Offering. The Company allocated the purchase price of these properties to the fair value of assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2012
Land	$30,448
Building and improvements	201,117
Acquired in-place leases	30,470
Acquired above market leases	711
Acquired below market leases	(2,865)
Total purchase price	$259,881
The Company recorded revenue of $3.5 million and a net loss of $4.7 million for the year ended December 31, 2012, related to the 2012 Acquisitions. In addition, the Company recorded $6.2 million of acquisition related expenses for the year ended December 31, 2012.
The following table summarizes selected financial information of the Company as if the 2012 Acquisitions were completed on January 1, 2011 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2012	2011
Pro forma basis (unaudited):
Revenue	$25,574	$23,665
Net income	$10,830	$4,208
The unaudited pro forma information for the years ended December 31, 2012 and 2011 was adjusted to exclude acquisition related expenses recorded during such periods in connection with the 2012 Acquisitions. The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2011, nor does it purport to represent the results of future operations.
NOTE 5 — INTANGIBLE LEASE ASSETS
The intangible lease assets consisted of the following (in thousands, except weighted average life remaining amounts):

	As of December 31,
	2013	2012
In-place leases, net of accumulated amortization of $10,538 and $1,001, respectively (with a weighted average life remaining of 6.8 and 10.8 years, respectively)	$261,833	$32,911
Acquired above market leases, net of accumulated amortization of $397 and $7, respectively (with a weighted average life remaining of 8.7 and 4.3 years, respectively)	2,652	704
	$264,485	$33,615
Amortization expense related to the in-place lease assets for the years ended December 31, 2013, 2012 and 2011, was $9.5 million, $801,000 and $200,000, respectively. Amortization expense related to the acquired above market lease assets for the years ended December 31, 2013 and 2012 was $390,000 and $7,000, respectively, and was recorded as a reduction to rental and other property income in the consolidated statements of operations. No amortization expense was incurred or recorded related to acquired above market lease assets for the year ended December 31, 2011.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Estimated amortization expense related to the intangible lease assets as of December 31, 2013 for each of the five succeeding fiscal years is as follows (in thousands):

	Amortization
Year Ending December 31,	In-Place Leases	Above Market Leases
2014	$22,416	$392
2015	$22,416	$392
2016	$22,380	$347
2017	$22,326	$292
2018	$22,247	$222
NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risks. The following table summarizes the terms of the Company’s executed swap agreements designated as hedging instruments as of December 31, 2013 (in thousands). The Company did not have any executed swap agreements as of December 31, 2012.

		Outstanding Notional				Fair Value of Asset
	Balance Sheet	Amount as of	Interest	Effective	Maturity	December 31,	December 31,
	Location	December 31, 2013	Rate (1)	Date	Date	2013	2012
Interest Rate Swaps	Derivative assets, property escrow deposits, prepaid expenses and other assets	$341,000	3.03% to 4.16%	7/24/2013 to 10/31/2013	8/3/2020 to 10/25/2018	$2,238	$—

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread.

Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 to these consolidated financial statements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges, to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the effective portion of the derivative instruments that are designated as hedges are recorded in other comprehensive income (loss). Any ineffective portion of the change in fair value of the derivative instruments is recorded in interest expense.
The following table summarizes the unrealized gain on the Company’s derivative instruments and hedging activities for the year ended December 31, 2013 (in thousands). The Company did not own any derivative instruments for the years ended December 31, 2012 or 2011.

	Amount of Gain Recognized in Other Comprehensive Loss
	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2013	2012	2011
Interest Rate Swaps (1)	$2,238	$—	$—

(1)
There were no portions of the change in the fair value of the interest rate swap agreements that were considered ineffective during the year ended December 31, 2013. No previously effective portions of the gains that were recorded in accumulated other comprehensive income (loss) during the term of the hedging relationship was reclassified into earnings during the year ended December 31, 2013.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company has agreements with each of its derivative counterparties that contain provisions whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations resulting in an acceleration of payment. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. During the year ended December 31, 2013, there were no termination events or events of default related to the interest rate swaps.
NOTE 7 — CREDIT FACILITY AND NOTES PAYABLE
As of December 31, 2013, the Company and the Consolidated Joint Venture had $752.6 million of debt outstanding with a weighted average interest rate of 3.0% and a weighted average remaining term of 5.5 years as of December 31, 2013.
The following table summarizes the debt balances as of December 31, 2013 and 2012, and the debt activity for the year ended December 31, 2013 (in thousands):

		During the Year Ended December 31, 2013
	Balance as of December 31, 2012	Debt Issuance and Assumptions	Repayments	Other (1)	Balance as of December 31, 2013
Fixed rate debt	$22,400	$235,110	$—	$(127)	$257,383
Variable rate debt	—	40,233	—	—	40,233
Credit facility	140,053	951,000	(636,053)	—	455,000
Total	$162,453	$1,226,343	$(636,053)	$(127)	$752,616
________________

(1)	Represents fair value adjustment of an assumed mortgage note payable, net of amortization.
As of December 31, 2013, the fixed rate debt included $41.0 million of variable rate debt subject to an interest rate swap agreement, which had the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. In addition, the fixed rate debt included a mortgage note assumed with a face amount of $12.0 million and a fair value of $11.9 million at the date of assumption. The fixed rate debt has interest rates ranging from 3.55% to 4.85% per annum. The variable rate debt has a variable interest rate of LIBOR plus 140 basis points per annum. The debt outstanding matures on various dates from July 2016 through June 2023. The aggregate balance of gross real estate and related assets, net of gross intangible lease liabilities, securing the fixed and variable rate debt outstanding was $555.4 million. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed. Certain notes payable contain covenants, representations, warranties and borrowing conditions for similar credit arrangements. These notes also include usual and customary events of default and remedies for agreements of this nature. Based on the Company's analysis and review of its results of operations and financial condition, the Company believes it was in compliance with the covenants of such notes payable as of December 31, 2013.
During the year ended December 31, 2013, the Company entered into an unsecured revolving credit facility (the “Credit Facility”) with Bank of America as administrative agent pursuant to a credit agreement (the “Credit Agreement”). The Credit Facility allows the Company to borrow up to $900.0 million, including a $300.0 million term loan (the “Term Loan”) and $600.0 million in revolving loans (the “Revolving Loans”). As of December 31, 2013, the Company had $445.0 million available under the Credit Facility based on the underlying collateral pool of $900.0 million. Subject to meeting certain conditions described in the Credit Agreement and the payment of certain fees, the amount of the Credit Facility may be increased up to a maximum of $1.25 billion. The Term Loan matures on October 25, 2018 and the Revolving Loans mature on October 25, 2017. The maturity on the Revolving Loans may be extended to October 25, 2018 subject to satisfying certain conditions as outlined in the Credit Agreement. Depending upon the type of loan specified and overall leverage ratio, ranging from less than 45% to greater than 60%, the Revolving Loans bear interest at one-month, two-month, three-month or six-month LIBOR (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.60% to 2.40% (the “Spread”) or a base rate, ranging from 0.60% to 1.40%, plus the greater of (a) Bank of America’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%; or one-month Eurodollar Rate plus 1.00%. The Credit Agreement also includes an interest rate pricing structure should the Company obtain an investment grade rating. As of December 31, 2013, the weighted average interest rate in effect for the Revolving Loans was 1.76%. In connection with the Credit Agreement, the Company executed an

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

interest rate swap agreement that effectively fixed the variable interest rate of the Term Loan at 3.03% based on the applicable margin at the current leverage ratio.
The Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature and borrowing conditions. In particular, the Credit Agreement requires the Company to maintain a minimum consolidated net worth of at least $1.2 billion as of December 31, 2013, a leverage ratio greater than 65%, a fixed charge coverage ratio equal to or less than 1.50, an unsecured debt to unencumbered asset value ratio greater than 65%, an unsecured debt service coverage ratio equal to or less than 1.75, a secured debt ratio greater than 50%, and a maximum real estate recourse debt ratio of 15%. The Company believes it was in compliance with the covenants under the Credit Agreement as of December 31, 2013.
Concurrently with entry into the Credit Agreement, the secured revolving credit facility, as amended (the “Secured Credit Facility”), was terminated and no amounts were outstanding under the Secured Credit Facility as of December 31, 2013.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt for the five years and thereafter subsequent to December 31, 2013 (in thousands):

Year Ending December 31,	Principal Repayments (1)
2014	$30
2015	183
2016	58,460
2017	155,275
2018	300,516
Thereafter	238,279
Total	$752,743
(1) Principal payment amounts reflect actual payments based on face amount of notes payable.
NOTE 8 — ACQUIRED BELOW MARKET LEASE INTANGIBLES
The Company’s acquired below market lease intangibles consisted of the following (in thousands, except weighted average life remaining amounts):

	As of December 31,
	2013	2012
Acquired below market leases, net of accumulated amortization of $1,943 and $278, respectively (with a weighted average life remaining of 11.7 and 11.1 years, respectively)	$34,435	$4,199
Amortization of the intangible lease liabilities during the years ended December 31, 2013, 2012 and 2011 was $1.7 million, $184,000 and $94,000, respectively, and was recorded as an addition to rental and other property income in the consolidated statements of operations.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Estimated amortization of the intangible lease liabilities as of December 31, 2013 for each of the five succeeding fiscal years is as follows (in thousands):

Years ending December 31,	Amortization of Acquired Below Market Leases
2014	$3,046
2015	$3,046
2016	$3,046
2017	$3,046
2018	$3,046
NOTE 9 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on its results of operations, financial condition or liquidity.
Purchase Commitments
As of December 31, 2013, the Company had entered into purchase agreements with unaffiliated third-party sellers to acquire a 100% interest in three properties, subject to meeting certain criteria, for an aggregate purchase price of $88.8 million, exclusive of closing costs. As of December 31, 2013, the Company had $1.6 million of property escrow held by escrow agents in connection with these future property acquisitions, which will be forfeited if the transactions are not completed under certain circumstances. These deposits are included in the accompanying consolidated balance sheets in derivative assets, property escrow deposits, prepaid expenses and other assets. As of March 25, 2014, none of these escrow deposits had been forfeited.
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
NOTE 10 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred, and may continue to incur, commissions, fees and expenses payable to CCI Advisors and certain of its affiliates in connection with the Offerings, and the acquisition, management and disposition of its assets.
Offering
In connection with the Offering, CCC, the Company’s dealer manager, received a selling commission of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. CCC reallowed 100% of selling commissions earned to participating broker-dealers. In addition, CCC received up to 2% of gross offering proceeds before reallowance to participating broker-dealers, as a dealer manager fee in connection with the Offering. CCC, in its sole discretion, reallowed a portion of its dealer manager fee to such participating broker-dealers. No selling commissions or dealer manager fees are paid to CCC or other broker-dealers with respect to shares sold pursuant to the DRIP portion of the Offering or the DRIP Offering.
All organization and offering expenses with respect to the Offering (excluding selling commissions and the dealer-manager fees) were paid for by CCI Advisors or its affiliates and were reimbursed by the Company up to 1.5% of aggregate gross offering proceeds. As of December 31, 2013, CCI Advisors had paid organization and offering costs in excess of the 1.5% in

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

connection with the Offering. These costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 1.5% of gross proceeds from the Offering.
The Company recorded commissions, fees and expense reimbursements as shown in the table below for services provided by CCI Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012	2011
Offering:
Selling commissions	$116,438	$10,457	$837
Selling commissions reallowed by CCC	$116,438	$10,457	$837
Dealer manager fees	$34,583	$3,050	$245
Dealer manager fees reallowed by CCC	$19,827	$1,739	$119
Other organization and offering expenses	$26,239	$2,317	$204
As of December 31, 2013 and 2012, no amounts had been incurred, but not yet paid, for offering stage services provided by CCI Advisors or its affiliates.
Acquisitions and Operations
CCI Advisors or its affiliates receive acquisition fees of up to 2% of: (1) the contract purchase price of each property or asset the Company acquires; (2) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (3) the purchase price of any loan the Company acquires; and (4) the principal amount of any loan the Company originates. Additionally, CCI Advisors or its affiliates are reimbursed for acquisition related expenses incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction does not exceed 6% of the contract purchase price.
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
The Company reimburses CCI Advisors for the expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse for any amount by which its operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceeds the greater of (1) 2% of average invested assets, or (2) 25% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse CCI Advisors for personnel costs in connection with services for which CCI Advisors receives acquisition fees or disposition fees. The Company recorded fees and expense reimbursements as shown in the table below for services provided by CCI Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012	2011
Acquisition and Operations:
Acquisition fees and expenses	$41,919	$5,241	$657
Advisory fees and expenses	$8,046	$—	$—
Operating expenses	$2,192	$—	$—
As of December 31, 2013, $49.8 million of the amounts shown above had been paid to CCI Advisors and its affiliates and $2.3 million had been incurred, but not yet paid, for services provided by CCI Advisors or its affiliates in connection with the acquisition and operations stage and is a liability to the Company. During the years ended December 31, 2012 and 2011, CCI Advisors agreed to waive its rights to advisory fees and expense reimbursements; therefore, the Company did not incur any such fees or expense reimbursements during these years.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Liquidation/Listing
If CCI Advisors, or its affiliates, provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of properties, the Company will pay CCI Advisors or its affiliates a disposition fee in an amount equal to up to one-half of the brokerage commission paid on the sale of the property, not to exceed 1% of the contract price of each property sold; provided, however, in no event may the disposition fee paid to CCI Advisors or its affiliates, when added to the real estate commissions paid to unaffiliated third parties, exceed the lesser of the customary competitive real estate commission or an amount equal to 6% of the contract sales price.
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
During each of the years ended December 31, 2013 and 2012, no commissions or fees were incurred for any such services provided by CCI Advisors and its affiliates in connection with the liquidation/listing stage.
Due to Affiliates
As of December 31, 2013 and 2012, $2.3 million and $108,000, respectively, had been incurred primarily for offering, advisory, operating and acquisition related expenses by CCI Advisors or its affiliates, but had not yet been reimbursed by the Company and were included in due to affiliates in the consolidated balance sheets.
NOTE 11 — ECONOMIC DEPENDENCY
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
NOTE 12 — STOCKHOLDERS’ EQUITY
As of December 31, 2013, the Company registered 10.0 million shares of common stock pursuant to the DRIP Offering. All shares of such stock have a par value of $0.01 per share. The par value of investor proceeds raised from the DRIP Offering is classified as common stock, with the remainder allocated to capital in excess of par value.
As of December 31, 2013 and 2012, the Company was authorized to issue 490.0 million shares of common stock and 10.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On April 6, 2010, the Company sold 20,000 shares of common stock, at $10.00 per share, to CHC. On April 5, 2013, the ownership of such shares was transferred to CREI. On February 7, 2014, the ownership of such shares was transferred to ARC Properties Operating Partnership, L.P. (“ARCP OP”). Pursuant to the Company’s charter, ARCP OP is prohibited from selling the 20,000 shares of the common stock that represents the initial investment in the Company for so long as Cole Capital remains the Company’s sponsor; provided, however, that ARCP OP may transfer ownership of all or a portion of these 20,000 shares of the Company’s common stock to other affiliates of the Company’s sponsor. See Note 16 for a further explanation of the ARCP Merger. The Company ceased offering shares of its common stock in the Offering on November 21, 2013 and registered10.0 million shares of common stock under the DRIP Offering.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Distribution Reinvestment Plan
Pursuant to the DRIP Offering, the Company allows stockholders to elect to have their distributions reinvested in additional shares of the Company’s common stock. The purchase price per share under the DRIP Offering is $9.50 per share until the Company’s board of directors determines a reasonable estimate of the value of the Company’s shares. Thereafter, the purchase price per share under the DRIP Offering will be the most recently disclosed per share value as determined in accordance with the Company’s valuation policy. No sales commissions or dealer manager fees will be paid on shares sold under the DRIP Offering. The Company’s board of directors may terminate or amend the DRIP Offering at the Company’s discretion at any time upon ten days prior written notice to the stockholders. During the years ended December 31, 2013, 2012, and 2011, approximately 3.0 million, 208,000 and 14,000 shares were purchased under the DRIP portion of the Offering and the DRIP Offering for $28.9 million, $2.0 million and $132,000, respectively.
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
Until such time as the Company's shares are listed on a national securities exchange or, if the shares are not listed, until such time as the board of directors determines a reasonable estimate of the value of the Company’s shares, the redemption price per share (other than for shares purchased pursuant to the DRIP) will depend on the price paid for the shares and the length of time the stockholder has held such shares as follows: after one year from the purchase date, 95% of the amount paid for each share; after two years from the purchase date, 97.5% of the amount paid for each share; and after three years from the purchase date, 100% of the amount paid for each share. During this time period, the redemption price for shares purchased pursuant to the DRIP will be the amount paid for such shares. (In each case, the redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the Company's common stock). Accordingly, the redemption price will reflect a stockholder’s reduced purchase price if such stockholder received discounted or waived selling commissions and/or a waived dealer manager fee. At any time the Company is engaged in an offering of shares, the per share price for shares purchased under the redemption program will always be equal to or lower than the applicable per share offering price.
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
The Company redeems shares no later than the end of the month following the end of each fiscal quarter. Requests for redemption must be received on or prior to the end of the fiscal quarter in order for the Company to repurchase the shares in the month following the end of that fiscal quarter. The Company’s board of directors may amend, suspend or terminate the share redemption program at any time upon 30 days’ notice to the stockholders. During the years ended December 31, 2013 and 2012 the Company redeemed approximately 136,000 and 750 shares, respectively, under the share redemption program for $1.3 million and $7,500, respectively. No shares were redeemed during the year ended December 31, 2011.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 13 — INCOME TAXES
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S stockholders’ basis (but not below zero) in their shares. The following table shows the character of the distributions paid on a percentage basis for the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31,
Character of Distributions (Unaudited):	2013	2012	2011
Ordinary dividends	43%	44%	4%
Nontaxable distributions	57%	56%	96%
Total	100%	100%	100%
As of December 31, 2013, the tax basis carrying value of the Company’s land and depreciable real estate assets was $2.3 billion. During the years ended December 31, 2013, 2012 and 2011, the Company distributed as dividends to its shareholders 100% of its taxable income for federal income tax purposes. Accordingly, no provision for federal income taxes related to such taxable income was recorded on the Company's financial statements. During the years ended December 31, 2013, 2012 and 2011, the Company incurred state and local income and franchise taxes of $577,000, $103,000 and $13,000, respectively, which were recorded in general and administrative expenses in the consolidated statements of operations.
The Company had no unrecognized tax benefits as of or during the years ended December 31, 2013 and 2012. Any interest and penalties related to unrecognized tax benefits would be recognized within the provision for income taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, as well as various state jurisdictions, and is subject to routine examinations by the respective tax authorities.
NOTE 14 — OPERATING LEASES
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2013, the leases had a weighted-average remaining term of 12.2 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, assuming no exercise of renewal options, as of December 31, 2013 is as follows (in thousands):

Year ended December 31,	Future Minimum Rental Income
2014	$173,897
2015	173,933
2016	173,688
2017	173,290
2018	172,625
Thereafter	1,246,021
Total	$2,113,454

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 15 — QUARTERLY RESULTS (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2013 and 2012 (in thousands, except for per share amounts). In the opinion of management, the information for the interim periods presented includes all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for each period.

	December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$7,472	$14,880	$25,589	$39,118
Operating loss	$(1,560)	$(9,935)	$(4,618)	$(12,303)
Net loss	(3,304)	(12,984)	(7,710)	(16,906)
Basic and diluted net loss per share (1)	$(0.04)	$(0.14)	$(0.08)	$(0.19)
Distributions declared per common share	$0.16	$0.16	$0.16	$0.16

(1) Based on the weighted average number of shares outstanding as of December 31, 2013.

	December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$925	$1,118	$1,714	$3,715
Operating income (loss)	$254	$(22)	$(887)	$(3,303)
Net income (loss)	$1	$(252)	$(1,143)	$(3,907)
Basic and diluted net loss per share (1)	$—	$(0.03)	$(0.16)	$(0.54)
Distributions declared per common share	$0.16	$0.16	$0.16	$0.16

(1) Based on the weighted average number of shares outstanding as of December 31, 2012.
NOTE 16 — SUBSEQUENT EVENTS
Issuance of Shares of Common Stock in the DRIP Offering
The Company continues to issue shares of common stock under the DRIP Offering. As of March 25, 2014, the Company had received approximately $49.6 million in gross offering proceeds through the issuance of approximately 5.2 million shares of its common stock in the DRIP Offering.
Redemption of Shares of Common Stock
Subsequent to December 31, 2013, the Company redeemed approximately 96,000 shares for $948,000 at an average price per share of $9.88.
Investment in Real Estate and Related Assets
Subsequent to December 31, 2013, the Company acquired four properties for an aggregate purchase price of $89.1 million. The acquisitions were funded with net proceeds of the Offering. Acquisition related expenses totaling $1.8 million were expensed as incurred.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cole/ARCP Merger Agreement
On February 7, 2014, ARCP acquired Cole pursuant to a transaction whereby Cole merged with and into the Merger Sub, with Merger Sub surviving as a wholly owned subsidiary of ARCP. ARCP is a self-managed publicly traded Maryland corporation listed on The NASDAQ Global Select Market, focused on acquiring and owning single tenant freestanding commercial properties subject to net leases with high credit quality tenants.
As a result of the ARCP Merger, ARCP indirectly owns and/or controls the Company’s external advisor, CCI Advisors, the Company’s dealer manager, CCC, the Company’s property manager, CREI Advisors, and the Company’s sponsor, Cole Capital. Despite the indirect change of control that occurred for the Company’s advisor, dealer manager, property manager and sponsor as a result of the consummation of the ARCP Merger, such entities are expected to continue to serve in their respective capacities to the Company.
In connection with the ARCP Merger, Christopher H. Cole voluntarily resigned as a member of the board of directors and stepped down from his roles as the chairman, president and chief executive officer of the Company, effective as of February 7, 2014. This resignation was not a result of any disagreements with the Company on any matter relating to the Company’s operations, policies or practices. In connection with such resignation, the board of directors appointed Nicholas S. Schorsch as a director, chairman, president and chief executive officer of the Company effective as of February 7, 2014.

COLE CORPORATE INCOME TRUST, INC.
SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

					Gross Amount at
		Initial Costs to Company		Total	Which Carried at	Accumulated
			Buildings &	Adjustments	December 31, 2013	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Real Estate Held for Investment the Company Has Invested in Under Operating Leases
Acxiom
Redwood City, CA	(f)	$7,148	$24,176	$—	$31,324	$208	9/10/2013	2008
Allstate Insurance
Irving, TX	(f)	5,943	75,175	—	81,118	1,220	6/27/2013	1990
Amazon
Chesterfield, VA	$48,750	3,940	66,219	—	70,159	807	7/31/2013	2012
Murfreesboro, TN	(f)	5,097	54,861	—	59,958	673	7/31/2013	2012
Spartanburg, SC	(f)	5,216	48,036	—	53,252	1,340	12/17/2012	2012
American Tire Distributors
Albany, NY	(f)	1,397	7,149	—	8,546	78	9/6/2013	2013
Lincoln, NE	(f)	806	7,635	—	8,441	10	12/12/2013	2006
Lewis Center, OH	(f)	789	6,630	—	7,419	7	12/20/2013	2013
Colorado Springs, CO	(f)	1,070	6,348	—	7,418	220	9/28/2012	2012
Aon
Lincolnshire, IL	(f)	4,957	15,536	—	20,493	503	12/21/2012	2000
AT&T
Plano, TX	(f)	3,088	20,534	—	23,622	278	8/8/2013	1998
Beltone
Glenview, IL	(f)	1,820	9,977	—	11,797	37	11/12/2013	2005
Bestronics
San Jose, CA	(f)	5,018	2,136	—	7,154	45	9/10/2013	1996
BJ's Wholesale Club
Burlington, NJ	(f)	7,531	37,207	—	44,738	433	7/30/2013	2001
Boise Paper Holdings
Denver, CO	(f)	1,988	13,388	—	15,376	110	9/10/2013	1996
Church & Dwight Co.
Ewing Township, NJ	(f)	7,411	71,519	—	78,930	85	12/23/2013	2012
Compass Group
Charlotte, NC	(f)	3,543	36,941	—	40,484	1,249	12/19/2012	1995
C.R. Bard
Tempe, AZ	(f)	1,812	10,154	—	11,966	94	9/10/2013	1981
Caremark
Phoenix, AZ	(f)	2,947	13,168	—	16,115	146	9/10/2013	2000
CSG Systems
Omaha, NE	(f)	4,163	35,064	—	39,227	297	9/30/2013	2012
DaVita Dialysis
Victoria, TX	(f)	137	1,728	—	1,865	13	9/30/2013	2011
Devry University
Phoenix, AZ	(f)	4,041	16,011	—	20,052	141	9/10/2013	1991
Dr. Pepper/ Snapple
Harvey, IL	2,000	985	2,405	—	3,390	112	4/5/2012	2004
Duke University Health System
Durham, NC	(f)	2,451	25,542	—	27,993	282	8/5/2013	2010
Dupont Pioneer
Johnston, IA	(f)	1,845	37,421	—	39,266	44	12/19/2013	2011

COLE CORPORATE INCOME TRUST, INC.
SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

					Gross Amount at
		Initial Costs to Company		Total	Which Carried at	Accumulated
			Buildings &	Adjustments	December 31, 2013	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Elizabeth Arden
Roanoke, VA	(f)	$2,122	$18,440	$448	$21,010	$567	11/9/2012	2003
Evonik
Parsippany, NJ	(f)	3,049	23,325	—	26,374	544	4/23/2013	1985
F5 Networks
Seattle, WA	$71,000	30,801	101,774	—	132,575	2,414	4/8/2013	2000
Fedex
Asheville, NC	(f)	566	1,254	139	1,959	30	3/12/2013	1987
Bemidji, MN	(f)	179	1,697	—	1,876	13	9/16/2013	2013
Brookfield, MO	(f)	155	1,954	—	2,109	25	7/2/2013	2012
Colorado Springs, CO	(f)	2,113	25,134	—	27,247	102	11/1/2013	2001
Chillicothe, OH	(f)	451	4,163	—	4,614	68	5/20/2013	2006
Fort Smith, AR	(f)	599	4,537	—	5,136	15	11/27/2013	2013
Lafayette, LA	(f)	1,105	5,182	—	6,287	6	12/20/2013	2010
McAlester, OK	(f)	197	2,345	—	2,542	43	4/5/2013	2012
Minot, ND	(f)	933	3,036	—	3,969	29	8/27/2013	2013
Pocotello, ID	(f)	462	3,798	—	4,260	63	5/20/2013	2006
Pueblo, CO	(f)	329	4,610	—	4,939	61	7/30/2013	2013
Rockford, IL	(f)	320	1,648	—	1,968	24	6/10/2013	1996
Salt Lake City, UT	—	1,531	10,015	—	11,546	283	12/27/2012	2012
South Point, OH	(f)	479	5,276	—	5,755	63	7/3/2013	2013
Fresenius Medical Care
Baton Rouge, LA (Realtors Ave)	(f)	260	914	—	1,174	32	1/18/2013	2005
Baton Rouge, LA (North Blvd)	(f)	180	1,227	—	1,407	41	1/18/2013	2000
Denham Springs, LA	(f)	737	1,382	—	2,119	40	1/18/2013	2007
Jackson, LA	(f)	131	799	—	930	27	1/18/2013	2002
Plaquemine, LA	(f)	136	1,251	—	1,387	37	1/18/2013	2000
Prairieville, LA	(f)	140	878	—	1,018	29	1/18/2013	2001
Harvard Vanguard
Concord, MA	(f)	7,736	14,894	—	22,630	227	6/12/2013	2013
HCA Patient Account Services
Irving, TX	(f)	1,275	12,019	37	13,331	532	9/27/2012	1999
HD Supply
New Braunfels, TX	(f)	1,735	8,526	—	10,261	146	5/21/2013	2005
Hillshire Brands
Chicago, IL	50,000	19,613	71,401	—	91,014	1,695	5/17/2013	2012
Holy Spirit Hospital
Susquehanna Township, PA	(f)	480	10,109	—	10,589	12	12/19/2013	2013
Honeywell
Fort Mill, SC	(f)	1,307	7,311	—	8,618	308	11/30/2012	2007
L-3 Communications
Arlington, TX	(f)	1,184	10,390	—	11,574	44	11/25/2013	1988
Lattice Semiconductor
San Jose, CA	(f)	7,720	22,534	253	30,507	82	11/8/2013	2013

COLE CORPORATE INCOME TRUST, INC.
SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

					Gross Amount at
		Initial Costs to Company		Total	Which Carried at	Accumulated
			Buildings &	Adjustments	December 31, 2013	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Magellan Health Services
Maryland Heights, MO	(f)	$2,058	$34,230	$—	$36,288	$138	11/13/2013	2003
McKesson Corp.
Clear Brook, VA	(f)	4,039	19,724	—	23,763	24	12/18/2013	2013
Medtronic
San Antonio, TX	$18,000	3,956	27,090	32	31,078	2,083	6/30/2011	2008
Men's Wearhouse Headquarters
Houston, TX	(f)	8,889	38,790	—	47,679	594	6/24/2013	2006
Noble Energy
Houston, TX	(f)	2,285	102,744	—	105,029	656	10/11/2013	1998
Orchard Supply
San Jose, CA	(f)	6,198	11,097	—	17,295	100	9/20/2013	1984
PNC Bank
Philadelphia, PA	41,000	1,650	65,807	375	67,832	1,713	3/13/2013	2000
Primerica
Duluth, GA	40,233	5,768	55,300	—	61,068	72	12/19/2013	2013
Red Hat
Westford, MA	(f)	4,399	39,192	—	43,591	51	12/26/2013	2008
Restoration Hardware
North East, MD	(f)	10,934	58,148	—	69,082	67	12/18/2013	2012
Safelite
Columbus, OH	2,400	567	3,596	—	4,163	197	4/30/2012	1999
Sanofi-Aventis
Bridgewater, NJ	(f)	5,082	59,195	—	64,277	1,233	4/26/2013	2011
ServiceNow
Santa Clara, CA	(f)	17,302	41,745	—	59,047	154	11/15/2013	2013
SkinMedica
Carlsbad, CA	12,000	3,420	17,735	—	21,156	19	12/17/2013	1998
Stantec
Rocklin, CA	(f)	277	2,328	—	2,605	52	4/30/2013	1991
Tesoro
San Antonio, TX	(f)	3,408	153,795	—	157,203	175	12/9/2013	2008
Texas Health Presbyterian
Rockwall, TX	(f)	509	4,611	—	5,120	76	6/27/2013	2013
TGS-NOPEC Geophysical
Houston, TX	(f)	3,431	23,716	—	27,147	85	11/1/2013	2013
Toro
Ankeny, IA	12,360	1,918	18,460	—	20,378	483	12/17/2012	2012
Trex
Fernley, NV	(f)	872	13,560	—	14,432	129	8/16/2013	2007
United Launch Alliance
Centennial, CO	(f)	5,958	22,010	—	27,968	1,155	7/31/2012	2000
TOTAL:	$297,743	$266,088	$1,839,656	$1,284	$2,107,029	$25,290

COLE CORPORATE INCOME TRUST, INC.
SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

(a) As of December 31, 2013, we owned 77 single-tenant, freestanding commercial properties, including two multi-tenant commercial properties.
(b) The aggregate cost for federal income tax purposes was approximately $2.3 billion.
(c) The following is a reconciliation of total real estate carrying value for the years ended December 31, 2013 and December 31, 2012:

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012
Balance, beginning of period	$262,644	$31,046
Additions
Acquisitions	1,843,133	231,565
Improvements	1,252	33
Total additions	1,844,385	262,644
Deductions
Cost of real estate sold	—	—
Total deductions	—	—
Balance, end of period	$2,107,029	$262,644
(d) The following is a reconciliation of accumulated depreciation for the years ended December 31, 2013 and December 31, 2012:

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012
Balance, beginning of period	$2,173	$443
Additions
Acquisitions — Depreciation Expense for Building & Tenant Improvements Acquired	23,098	1,274
Improvements — Depreciation Expense for Tenant Improvements & Building Equipment	19	456
Total additions	23,117	2,173
Deductions
Cost of real estate sold	—	—
Total deductions	—	—
Balance, end of period	$25,290	$2,173
(e) The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, tenant improvements are amortized over the respective lease term and buildings are depreciated over 40 years.
(f) Part of the Credit Facility’s unencumbered borrowing base. As of December 31, 2013, the Company had $455.0 million outstanding under the Credit Facility.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of March 2014.

Cole Corporate Income Trust, Inc.

By:	/s/ D. KIRK MCALLASTER, JR.
D. Kirk McAllaster, Jr.
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ NICHOLAS S. SCHORSCH	Chairman, Chief Executive Officer and President	March 28, 2014
Nicholas S. Schorsch	(Principal Executive Officer)

/s/ D. KIRK MCALLASTER, JR.	Executive Vice President, Chief Financial Officer and	March 28, 2014
D. Kirk McAllaster, Jr.	Treasurer (Principal Financial Officer)

/s/ GAVIN B. BRANDON	Vice President of Accounting	March 28, 2014
Gavin B. Brandon	(Principal Accounting Officer)

/s/ MARCUS E. BROMLEY	Director	March 28, 2014
Marcus E. Bromley

/s/ RANDY J. PACE	Director	March 28, 2014
Randy J. Pace

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.4
Certificate of Correction to Articles of Amendment and Restatement, dated January 25, 2013 (Incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K (File No. 333-166447), filed March 28, 2013).

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

10.3	Distribution Reinvestment Plan (Incorporated by reference to Exhibit 10.3 to the Company's post-effective amendment to Form S-11 (File No. 333-166447), filed October 16, 2013).
10.4
Amended and Restated Escrow Agreement by and among Cole Corporate Income Trust, Inc., Cole Capital Corporation and UMB Bank, N.A. dated April 26, 2011 (Incorporated by reference to Exhibit 10.6 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on July 22, 2011).

10.5
First Amendment to Credit Agreement, dated March 4, 2013, among Cole Corporate Income Operating Partnership, LP, Bank of America, N.A., Wells Fargo Bank, National Association, and the other lenders set forth therein (Incorporated by reference to Exhibit 10.19 to the Company's post-effective amendment on From S-11 (File No. 333-166447), filed on April 16, 2013).

10.6
Purchase and Sale Agreement by and between Cole OF Philadelphia PA, LLC, the Company and Liberty Property Philadelphia, LP and Liberty Lehigh Partnership, assigned to the Company on March 13, 2013 (Incorporated by reference to Exhibit 10.20 to the Company's post-effective amendment to Form S-11 (File No. 333-166447), filed on April 16, 2013).

10.7
Third Amendment to Agreement of Sale and Purchase by and between Liberty Property Philadelphia Limited Partnership, Liberty Lehigh Partnership and Series C, LLC, assigned to the Company on March 13, 2013 (Incorporated by reference to Exhibit 10.21 to the Company's post-effective amendment to Form S-11 (File No. 333-166447), filed on April 16, 2013).

10.8
Amendment to Agreement of Limited Partnership of Cole Corporate Income Operating Partnership, LP by and between Cole Corporate Income Trust, Inc. and Cole Corporate Income Advisors, LLC dated April 5, 2013 (Incorporated by reference to Exhibit 10.22 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on April 16, 2013).

10.9
Purchase and Sale Agreement by and between CLPF - Elliot West, L.P. and Series C, LLC, assigned to the Company on April 4, 2013 (Incorporated by reference to Exhibit 10.23 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on July 16, 2013).

10.10
Purchase and Sale Agreement by and between 400 S. Jefferson (Chicago), LLC, and Series C, LLC, assigned to the Company on May 17, 2013 (Incorporated by reference to Exhibit 10.24 to the Company’s post-effective amendment to Form S-11 (File No. 333-166447), filed on July 16, 2013).

10.11
Agreement of Sale and Purchase by and between 55 Corporate Unit IV LLC and Series C, LLC, assigned to the Company on March 28, 2013 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 000-54940), filed on August 12, 2013).

10.12
Purchase and Sale Agreement by and between Cole CCIT Acquisitions, LLC and US Rio, LP, dated July 30, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 000-54940), filed on November 12, 2013).

10.13
Purchase and Sale Agreement by and between Cole CCIT Acquisitions, LLC and US Real Estate Limited Partnership, dated July 30, 2013 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (File No. 000-54940), filed on November 12, 2013).

10.14*
Credit Agreement, dated October 25, 2013, among Cole Corporate Income Operating Partnership, LP, Bank of America, N.A., Wells Fargo Bank, National Association, Regions Bank, U.S. Bank, National Association, and the other lenders set forth therein.

21.1*	List of Subsidiaries
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**
Certifications of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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