Form 10-Q
period 2014-06-30
COLE CORPORATE INCOME TRUST, INC.
filed 2014-08-13
CIK 1490626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of August 8, 2014, there were approximately 198.4 million shares of common stock, par value $0.01, of Cole Corporate Income Trust, Inc. outstanding.

COLE CORPORATE INCOME TRUST, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COLE CORPORATE INCOME TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
ASSETS
Investment in real estate assets:
Land	$301,666	$266,088
Buildings and improvements, less accumulated depreciation of $53,932 and $25,289, respectively	1,990,722	1,815,652
Intangible lease assets, less accumulated amortization of $22,920 and $10,935, respectively	281,629	264,485
Total investment in real estate assets, net	2,574,017	2,346,225
Cash and cash equivalents	18,206	64,073
Restricted cash	4,900	4,853
Rents and tenant receivables	28,398	14,388
Prepaid expenses, property escrow deposits and other assets	2,489	4,654
Deferred financing costs, less accumulated amortization of $3,245 and $1,841, respectively	10,834	11,484
Total assets	$2,638,844	$2,445,677
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable	$945,616	$752,616
Accounts payable and accrued expenses	13,944	12,921
Due to affiliates	2,238	2,321
Acquired below market lease intangibles, less accumulated amortization of $3,570 and $1,943, respectively	44,601	34,435
Distributions payable	10,507	10,650
Deferred rental income and other liabilities	12,076	10,877
Total liabilities	1,028,982	823,820
Commitments and contingencies
Redeemable common stock and noncontrolling interest	68,881	33,272
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 196,674,031 and 192,919,054 shares issued and outstanding, respectively	1,967	1,929
Capital in excess of par value	1,696,287	1,696,395
Accumulated distributions in excess of earnings	(156,522)	(111,977)
Accumulated other comprehensive (loss) income	(751)	2,238
Total stockholders’ equity	1,540,981	1,588,585
Total liabilities and stockholders’ equity	$2,638,844	$2,445,677
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CORPORATE INCOME TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Rental and other property income	$48,213	$12,589	$93,950	$18,821
Tenant reimbursement income	8,384	2,291	16,125	3,531
Total revenue	56,597	14,880	110,075	22,352
Expenses:
General and administrative expenses	1,865	1,002	3,404	1,665
Property operating expenses	9,199	2,306	17,758	3,562
Advisory fees and expenses	4,916	1,378	9,629	2,058
Acquisition related expenses	4,644	14,181	7,054	17,937
Depreciation	14,590	4,194	28,643	6,040
Amortization	6,025	1,754	11,828	2,585
Total operating expenses	41,239	24,815	78,316	33,847
Operating income (loss)	15,358	(9,935)	31,759	(11,495)
Other income (expense):
Interest and other income	13	8	60	13
Interest expense	(6,844)	(3,057)	(13,368)	(4,806)
Total other expense	(6,831)	(3,049)	(13,308)	(4,793)
Net income (loss)	8,527	(12,984)	18,451	(16,288)
Net income allocated to noncontrolling interest	45	—	103	—
Net income (loss) attributable to the Company	$8,482	$(12,984)	$18,348	$(16,288)
Weighted average number of common shares outstanding:
Basic and diluted	196,045,136	44,165,573	195,120,516	33,321,937
Net income (loss) per common share:
Basic and diluted	$0.04	$(0.29)	$0.09	$(0.49)
Distributions declared per common share	$0.16	$0.16	$0.32	$0.32
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CORPORATE INCOME TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$8,527	$(12,984)	$18,451	$(16,288)
Net income allocated to noncontrolling interest	45	—	103	—
Net income (loss) attributable to the Company	8,482	(12,984)	18,348	(16,288)
Other comprehensive loss:
Unrealized loss on interest rate swaps	(2,892)	—	(2,989)	—
Total comprehensive income (loss) attributable to the Company	$5,590	$(12,984)	$15,359	$(16,288)
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CORPORATE INCOME TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2014	192,919,054	$1,929	$1,696,395	$(111,977)	$2,238	$1,588,585
Issuance of common stock	4,002,333	40	37,975	—	—	38,015
Distributions to investors	—	—	—	(62,893)	—	(62,893)
Redemptions and cancellations of common stock	(247,356)	(2)	(2,409)	—	—	(2,411)
Changes in redeemable common stock	—	—	(35,674)	—	—	(35,674)
Comprehensive income (loss)	—	—	—	18,348	(2,989)	15,359
Balance, June 30, 2014	196,674,031	$1,967	$1,696,287	$(156,522)	$(751)	$1,540,981
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CORPORATE INCOME TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$18,451	$(16,288)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	28,643	6,040
Amortization of intangible lease assets and below market lease intangibles, net	10,359	2,233
Amortization of deferred financing costs	1,404	577
Changes in assets and liabilities:
Rents and tenant receivables	(14,010)	(2,895)
Prepaid expenses, escrow deposits, and other assets	(89)	(967)
Accounts payable and accrued expenses	1,245	2,179
Deferred rental income and other liabilities	339	2,700
Due to affiliates	(83)	482
Net cash provided by (used in) operating activities	46,259	(5,939)
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(256,850)	(624,039)
Payment of property escrow deposits	(4,750)	(7,025)
Refund of property escrow deposits	4,875	6,100
Change in restricted cash	(47)	(9,044)
Net cash used in investing activities	(256,772)	(634,008)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	423,020
Offering costs on issuance of common stock	—	(43,700)
Redemptions of common stock	(2,411)	(284)
Proceeds from credit facility and notes payable	224,000	462,000
Repayment of credit facility and notes payable	(31,000)	(193,053)
Distributions to investors	(25,021)	(3,914)
Escrowed investor proceeds	—	6,577
Deferred financing costs paid	(754)	(3,066)
Payment of loan deposit	—	(1,150)
Refund of loan deposit	—	1,050
Distributions to noncontrolling interest	(168)	—
Net cash provided by financing activities	164,646	647,480
Net (decrease) increase in cash and cash equivalents	(45,867)	7,533
Cash and cash equivalents, beginning of period	64,073	12,188
Cash and cash equivalents, end of period	$18,206	$19,721
Supplemental disclosures of non-cash investing and financing activities:
Distributions declared and unpaid	$10,507	$2,913
Accrued capital expenditures	$31	$(338)
Common stock issued through distribution reinvestment plan	$38,015	$4,811
Net unrealized loss on interest rate swaps	$(2,989)	$—
Supplemental cash flow disclosures:
Interest paid	$11,934	$3,901
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
June 30, 2014
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Corporate Income Trust, Inc. (the “Company”) is a Maryland corporation that was formed on April 6, 2010, which has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. The Company is the sole general partner of and owns, directly or indirectly, 100% of the partnership interests in Cole Corporate Income Operating Partnership, LP, a Delaware limited partnership. The Company is externally managed by Cole Corporate Income Advisors, LLC, a Delaware limited liability company (“CCI Advisors”), an affiliate of the Company's sponsor, Cole Capital™, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by American Realty Capital Properties, Inc. (“ARCP”), a self-managed publicly traded REIT, organized as a Maryland corporation, listed on The NASDAQ Global Select Market. On February 7, 2014, ARCP acquired Cole Real Estate Investments, Inc. (“Cole”), which, prior to its acquisition, indirectly owned and/or controlled the Company's external advisor, CCI Advisors, the Company's dealer manager, Cole Capital Corporation (“CCC”), the Company's property manager, CREI Advisors, LLC (“CREI Advisors”), and the Company's sponsor, Cole Capital. As a result of ARCP’s acquisition of Cole, ARCP indirectly owns and/or controls CCI Advisors, CCC, CREI Advisors and Cole Capital.
As of June 30, 2014, the Company owned 86 properties, including a property owned through a consolidated joint venture arrangement, comprising 17.5 million rentable square feet of income-producing necessity corporate office and industrial properties located in 30 states. As of June 30, 2014, the rentable space at these properties was 100% leased.
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
In addition, the Company registered 10.0 million shares of common stock under the DRIP pursuant to a registration statement filed on Form S-3 (Registration No. 333-191400) (the “DRIP Offering” and collectively with the Offering, the “Offerings”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 26, 2013 and automatically became effective with the SEC upon filing.
The Company is currently reviewing strategic options as part of its investigation of potential liquidity opportunities. The potential opportunities the Company is evaluating include, but are not limited to, a sale of the Company or all or a portion of its portfolio, a merger or other business combination or a listing of the Company's shares of common stock on a national securities exchange. However, the Company has not yet announced any potential strategic transaction.
As of June 30, 2014, the Company had issued approximately 197.0 million shares of its common stock in the Offerings for gross offering proceeds of $2.0 billion, before share redemptions of $3.7 million and offering costs, selling commissions and dealer manager fees of $194.4 million.
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
The condensed consolidated unaudited financial statements include the accounts of the Company, its wholly-owned subsidiaries and a consolidated joint venture arrangement in which the Company has a controlling financial interest. All intercompany balances and transactions have been eliminated in such consolidation.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2014

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
A variable interest holder is considered to be the primary beneficiary of a VIE if it has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The Company qualitatively assesses whether it is (or is not) the primary beneficiary of a VIE. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance, its form of ownership interest, its representation on the entity’s governing body, the size and seniority of its investment, its ability and the rights of other investors to participate in policy making decisions and to replace the manager of and/or liquidate the entity. As of June 30, 2014 and December 31, 2013, the Company did not have any interests in a VIE.
The Company continually evaluates the need to consolidate its joint venture arrangement based on standards set forth in GAAP. In determining whether the Company has a controlling interest in a joint venture arrangement and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, power to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a VIE for which the Company may be the primary beneficiary. The Company determined it had a controlling interest in its joint venture arrangement (the “Consolidated Joint Venture”) and therefore met the GAAP requirements for consolidation as of June 30, 2014 and December 31, 2013. As of June 30, 2014 and December 31, 2013, the Consolidated Joint Venture held real estate assets with an aggregate book value of $71.8 million and $73.2 million, respectively.
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
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2014

their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the six months ended June 30, 2014 or 2013.
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
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of June 30, 2014 or December 31, 2013.
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
June 30, 2014

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
Restricted Cash
Restricted cash included $4.9 million held in lender cash management accounts as of both June 30, 2014 and December 31, 2013. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess funds are disbursed to the Company.
Concentration of Credit Risk
As of June 30, 2014, the Company had cash on deposit, including restricted cash, at seven financial institutions, in all of which the Company had deposits in excess of federally insured levels, totaling $21.4 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of June 30, 2014, no single tenant accounted for greater than 10% of the Company’s 2014 gross annualized rental revenues. The Company had certain geographic concentrations in its property holdings. As of June 30, 2014, the Company had properties located in two states with respective gross annualized rental revenues greater than 10% of the Company’s 2014 total gross annualized rental revenues: Texas (22%) and California (11%). In addition, the Company had tenants in three industries with respective gross annualized rental revenues greater than 10% of the Company’s 2014 total gross annualized rental revenues: healthcare (16%), manufacturing (16%), and mining and natural resources (12%).
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
Reportable Segment
The Company’s operating segment consists of commercial properties, which include activities related to investing in real estate such as corporate office and industrial and other real estate-related assets. The commercial properties are geographically

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2014

diversified throughout the United States and have similar economic characteristics. The Company evaluates operating performance on an overall portfolio level; therefore, the Company’s properties are one reportable segment.
Recent Accounting Pronouncements
In April 2014, the U.S. Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which amends the reporting requirements for discontinued operations by updating the definition of a discontinued operation to be a component of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, resulting in fewer disposals that qualify for discontinued operations reporting; yet, the pronouncement also requires expanded disclosures for discontinued operations. The adoption of ASU 2014-08 did not have a material impact on the Company’s condensed consolidated unaudited financial statements because the Company did not have any discontinued operations.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers, including real estate sales, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. The Company does not believe ASU 2014-09, when effective, will have a material impact on the Company’s condensed consolidated unaudited financial statements because the Company currently accounts for real estate sales in a manner that is consistent with ASU 2014-09.

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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Cash and cash equivalents and restricted cash — The Company considers the carrying values of these financial assets to approximate fair value because of the short period of time between their origination and their expected realization. These financial assets are considered Level 1.
Credit facility and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. These financial instruments are considered Level 2. The estimated fair value of the Company’s debt was $940.1 million and $741.4 million as of June 30, 2014 and December 31, 2013, respectively, compared to the carrying value of $945.6 million and $752.6 million as of June 30, 2014 and December 31, 2013, respectively.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2014

Derivative instruments — The Company’s derivative instruments represent interest rate swaps. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models. The Company includes the impact of credit valuation adjustments on derivative instruments measured at fair value.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of June 30, 2014, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 (in thousands):

	Balance as of June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap	$109	$—	$109	$—
Liabilities:
Interest rate swap	$(860)	$—	$(860)	$—

	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swaps	$2,238	$—	$2,238	$—
NOTE 4 — REAL ESTATE ACQUISITIONS
2014 Property Acquisitions
During the six months ended June 30, 2014, the Company acquired nine commercial properties, including one land parcel, for an aggregate purchase price of $255.0 million (the “2014 Acquisitions”). The Company purchased the 2014 Acquisitions with net proceeds from the Offerings and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

June 30, 2014
Land	$35,578
Building and improvements	202,117
Acquired in-place leases	26,963
Acquired above-market leases	2,166
Acquired below-market leases	(11,793)
Total purchase price	$255,031
The Company recorded revenue for the three and six months ended June 30, 2014 of $3.3 million and $4.9 million, respectively, and a net loss for the three and six months ended June 30, 2014 of $2.3 million and $3.9 million, respectively, related to the 2014 Acquisitions. In addition, the Company recorded $4.6 million and $7.1 million of acquisition related expenses for the three and six months ended June 30, 2014, respectively.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2014

The following table summarizes selected financial information of the Company as if the 2014 Acquisitions were completed on January 1, 2013 for each period presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Pro forma basis:
Revenue	$61,985	$23,536	$123,970	$47,072
Net income (loss)	$17,515	$(9,865)	$28,692	$(15,628)
The pro forma information for the three and six months ended June 30, 2014 was adjusted to exclude acquisition related expenses recorded during such periods related to the 2014 Acquisitions. These expenses were recognized in the pro forma information for the six months ended June 30, 2013. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2013, nor does it purport to represent the results of future operations.
Development Activities
During the six months ended June 30, 2014, the Company acquired one land parcel, upon which a 157,000 square foot industrial property is expected to be constructed. The land acquired for an aggregate amount of $1.7 million is included in the accompanying condensed consolidated unaudited balance sheet. As of June 30, 2014, the Company had a total investment of $1.7 million, and has committed to invest an additional estimated amount of $24.5 million related to the development project.
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

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2014

The pro forma information for the three and six months ended June 30, 2013 was adjusted to exclude acquisition related expenses recorded during such periods relating to the 2013 Acquisitions. These expenses were recognized in the pro forma information for the six months ended June 30, 2012. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2012, nor does it purport to represent the results of future operations.
NOTE 5 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risks. The following table summarizes the terms of the Company’s executed swap agreements designated as hedging instruments as of June 30, 2014 (dollars in thousands). The Company did not have any executed swap agreements as of June 30, 2013.

		Outstanding Notional				Fair Value of Assets and (Liability)
	Balance Sheet	Amount as of	Interest	Effective	Maturity	June 30,	December 31,
	Location	June 30, 2014	Rate (1)	Date	Date	2014	2013
Interest Rate Swap	Prepaid expenses, property escrow deposits, and other assets	$300,000	3.03%	10/31/2013	10/25/2018	$109	$2,238
Interest Rate Swap	Deferred rental income and other liabilities	$41,000	4.16%	7/24/2013	8/3/2020	$(860)	$—

(1)	The interest rate consists of the underlying index swapped to a fixed rate and the applicable interest rate spread.
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
The following table summarizes the unrealized loss on the Company’s derivative instruments and hedging activities for the six months ended June 30, 2014 (in thousands). The Company did not own any derivative instruments for the six months ended June 30, 2013.

	Amount of Loss Recognized as Other Comprehensive Loss
	Three Months Ended	Six Months Ended
Derivatives in Cash Flow Hedging Relationships	June 30, 2014	June 30, 2014
Interest Rate Swaps (1)	$(2,892)	$(2,989)

(1)
There were no portions of the change in the fair value of the interest rate swap agreements that were considered ineffective during the three and six months ended June 30, 2014. No previously effective portions of the losses that were recorded in accumulated other comprehensive income (loss) during the term of the hedging relationship were reclassified into earnings during the three and six months ended June 30, 2014.

The Company has agreements with each of its derivative counterparties that contain provisions whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2014

obligations resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $1.3 million at June 30, 2014. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of June 30, 2014.
NOTE 6 — CREDIT FACILITY AND NOTES PAYABLE
As of June 30, 2014, the Company and the Consolidated Joint Venture had $945.6 million of debt outstanding with a weighted average interest rate of 2.40% and a weighted average remaining term of 4.5 years.
The following table summarizes the debt activity for the six months ended June 30, 2014 and the debt balances as of December 31, 2013 and June 30, 2014 (in thousands):

		During the six months ended June 30, 2014
	Balance as of December 31, 2013	Debt Issuance	Repayments	Balance as of June 30, 2014
Fixed rate debt	$257,383	$—	$—	$257,383
Variable rate debt	40,233	—	—	40,233
Credit facility	455,000	224,000	(31,000)	648,000
Total	$752,616	$224,000	$(31,000)	$945,616
As of June 30, 2014, the fixed rate debt included $41.0 million of variable rate debt subject to an interest rate swap agreement, which had the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. In addition, the fixed rate debt included a mortgage note assumed with a face amount of $12.0 million and a fair value of $11.9 million at the date of assumption. The fixed rate debt has interest rates ranging from 3.55% to 4.85% per annum. The variable rate debt has a variable interest rate of LIBOR plus 140 basis points per annum. The debt outstanding matures on various dates from July 2016 through June 2023. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed and variable rate debt outstanding was $555.4 million as of June 30, 2014. Each of the mortgage notes payable, comprising the fixed rate debt, is secured by the respective properties on which the debt was placed. Certain notes payable contain covenants, representations, warranties and borrowing conditions for similar credit arrangements. These notes also include usual and customary events of default and remedies for agreements of this nature. Based on the Company's analysis and review of its results of operations and financial condition, the Company believes it was in compliance with the covenants of such notes payable as of June 30, 2014.
As of June 30, 2014, the Company had $648.0 million of debt outstanding under its unsecured revolving credit facility, as amended (the “Credit Facility”), with Bank of America as administrative agent pursuant to a credit agreement (the “Credit Agreement”). On April 28, 2014, the Company entered into a modification agreement with Bank of America that increased the amount available for borrowing under the Credit Facility to $1.0 billion, including a $300.0 million term loan (the “Term Loan”) and $700.0 million in revolving loans (the “Revolving Loans”). As of June 30, 2014, the Company had $352.0 million of available Revolving Loan borrowings under the Credit Facility. The maximum borrowing availability on the Revolving Loans is limited to 65% (or 60% subsequent to October 25, 2014) of the unencumbered asset value of the underlying collateral pool. Subject to meeting certain conditions described in the Credit Agreement and the payment of certain fees, the amount of the Credit Facility may be increased up to a maximum of $1.25 billion. The Term Loan matures on October 25, 2018 and the Revolving Loans mature on October 25, 2017. The maturity on the Revolving Loans may be extended to October 25, 2018 subject to satisfying certain conditions as outlined in the Credit Agreement. Depending upon the type of loan specified and overall leverage ratio, not to exceed 65% (or 60% subsequent to October 25, 2014), the Revolving Loans bear interest at one-month, two-month, three-month or six-month LIBOR (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.60% to 2.40% (the “Spread”) or a base rate, ranging from 0.60% to 1.40%, plus the greater of: (a) Bank of America’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%; or (c) one-month Eurodollar Rate plus 1.00%. The Credit Agreement also includes an interest rate pricing structure should the Company obtain an investment grade rating. As of June 30, 2014, the weighted average interest rate in effect for the Revolving Loans was 2.08%. In connection with the Credit Agreement, the Company executed an interest rate swap agreement that effectively fixed the variable interest rate of the Term Loan at 3.03% based on the applicable margin at the current leverage ratio.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2014

The Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature and borrowing conditions. In particular, the Credit Agreement requires the Company to maintain a minimum consolidated net worth of at least $1.3 billion as of June 30, 2014, a leverage ratio less than or equal to 65%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio less than or equal to 65%, an unsecured debt service coverage ratio equal to or greater than 1.75, a secured debt ratio less than 50%, and a maximum real estate recourse debt ratio of 15%. The Company believes it was in compliance with the covenants under the Credit Agreement as of June 30, 2014.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on its results of operations, financial condition or liquidity.
Purchase Commitments
As of June 30, 2014, the Company had entered into purchase agreements with unaffiliated third-party sellers to acquire a 100% interest in one property and one property under development, subject to meeting certain criteria, for an aggregate purchase price of $60.7 million, exclusive of closing costs. As of June 30, 2014, the Company had $1.0 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, which will be forfeited if the transactions are not completed under certain circumstances. These deposits are included in the accompanying condensed consolidated unaudited balance sheets in derivative asset, prepaid expenses, property escrow deposits, and other assets. As of August 8, 2014, none of these escrow deposits had been forfeited.
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
Offering
In connection with the Offering, CCC received selling commissions of up to 7% of gross offering proceeds from the primary portion of the Offering before reallowance of commissions earned by participating broker-dealers. CCC reallowed 100% of selling commissions earned to participating broker-dealers. In addition, CCC received up to 2% of gross offering proceeds before reallowance to participating broker-dealers as a dealer manager fee in connection with the primary portion of the Offering. CCC, in its sole discretion, reallowed a portion of its dealer manager fee to such participating broker-dealers. No selling commissions or dealer manager fees are paid to CCC or other broker-dealers with respect to shares sold pursuant to the DRIP portion of the Offering or the DRIP Offering.
All organization and offering expenses with respect to the Offering (excluding selling commissions and the dealer manager fees) were paid for by CCI Advisors or its affiliates and were reimbursed by the Company up to 1.5% of aggregate gross offering proceeds.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
June 30, 2014

The Company recorded commissions, fees and expense reimbursements as shown in the table below for services provided by CCI Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Offering:
Selling commissions	$—	$20,242	$—	$28,811
Selling commissions reallowed by CCC	$—	$20,242	$—	$28,811
Dealer manager fee	$—	$5,965	$—	$8,458
Dealer manager fee reallowed by CCC	$—	$3,477	$—	$4,974
Other organization and offering expenses	$—	$4,529	$—	$6,431
All amounts related to the three and six months ended June 30, 2013 have been paid to CCI Advisors and its affiliates.
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
The Company pays CCI Advisors a monthly advisory fee based upon the Company’s monthly average invested assets, which is equal to the following amounts: (1) an annualized rate of 0.75% paid on the Company’s average invested assets that are between $0 to $2 billion; (2) an annualized rate of 0.70% paid on the Company’s average invested assets that are between $2 billion to $4 billion; and (3) an annualized rate of 0.65% paid on the Company’s average invested assets that are over $4 billion.
The Company reimburses CCI Advisors for the expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse for any amount by which its operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceeds the greater of (1) 2% of average invested assets, or (2) 25% of net income, other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse CCI Advisors for personnel costs in connection with services for which CCI Advisors receives acquisition fees or disposition fees. The Company recorded fees and expense reimbursements as shown in the table below for services provided by CCI Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Acquisition and Operations:
Acquisition fees and expenses	$3,293	$10,991	$5,412	$12,840
Advisory fees and expenses	$4,916	$1,378	$9,629	$2,058
Operating expenses	$320	$237	$677	$662
For the six months ended June 30, 2014, $13.5 million of the amounts shown above had been paid to CCI Advisors and its affiliates, and as of June 30, 2014, $2.2 million had been incurred, but not yet paid, for services provided by CCI Advisors or its affiliates in connection with the acquisition and operations stage and was a liability to the Company. All amounts related to the three and six months ended June 30, 2013 have been paid to CCI Advisors and its affiliates.
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
June 30, 2014

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
 During the three and six months ended June 30, 2014 and 2013, no commissions or fees were incurred for any such services provided by CCI Advisors and its affiliates in connection with the liquidation/listing stage.
Due to Affiliates
As of June 30, 2014 and December 31, 2013, $2.2 million and $2.3 million, respectively, had been incurred primarily for advisory, operating and acquisition related expenses by CCI Advisors and its affiliates, but had not yet been reimbursed by the Company and were included in due to affiliates in the condensed consolidated unaudited balance sheets.
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
NOTE 10 — SUBSEQUENT EVENTS
Issuance of Shares of Common Stock in the DRIP Offering
The Company continues to issue shares of common stock in the DRIP Offering. As of August 8, 2014, the Company had received $57.1 million in gross offering proceeds through the issuance of approximately 6.0 million shares of its common stock in the DRIP Offering.
Redemption of Shares of Common Stock
Subsequent to June 30, 2014, the Company redeemed approximately 217,000 shares for $2.1 million at an average price per share of $9.75.
Credit Facility
As of August 8, 2014, the Company had $647.0 million outstanding under the Credit Facility and available borrowings of $353.0 million.

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
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We make no representation or warranty (express or implied) about the accuracy of any such forward looking statements contained in this Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include, among others, changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, rent relief, inability to obtain new tenants upon the expiration or termination of existing leases, inability to obtain financing or refinance existing debt and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified under the “Item 1A – Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013.
Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated unaudited financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.
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
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property indebtedness, and acquisition and operating expenses. Rental and other property income accounted for 85% of total revenue for both the three and six months ended June 30, 2014, and accounted for 85% and 84% of total revenue for the three and six months ended June 30, 2013, respectively. As 100% of our rentable square feet was under lease as of June 30, 2014 with a weighted average remaining lease term of 11.5 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenants’ financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
As of June 30, 2014, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate assets, net of gross intangible lease liabilities, was 36%. As we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any new indebtedness used to acquire such properties. We may manage our risk of changes in real estate prices on future property acquisitions, when applicable, by entering into purchase agreements and loan commitments simultaneously, or through loan assumption, so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with our future property acquisitions, when applicable, or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.
 As of June 30, 2014, 100% of the rentable square feet of our properties was under lease and we expect that occupancy will remain high as the real estate recovery continues. We may experience vacancies or be required to reduce rental rates on occupied space. If we do experience vacancies, our advisor will actively seek to lease our vacant space; nevertheless, such space may be leased at lower rental rates and for shorter lease terms than our current leases provide.
We have been reviewing strategic options as part of our investigation of potential liquidity opportunities. The potential opportunities we have been evaluating include, but are not limited to, a sale of the Company or all or a portion of its portfolio, a merger or other business combination or a listing of the Company's shares of common stock on a national securities exchange. However, we have not yet announced any potential strategic transaction.

Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate assets, including the Consolidated Joint Venture. The following table shows the property statistics of our real estate assets as of June 30, 2014 and 2013:

	June 30,
	2014		2013
Number of properties	86		35
Approximate rentable square feet	17.5	million	5.6	million
Percentage of rentable square feet leased	100%		100%

The following table summarizes our real estate investment activity during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Properties acquired	4		14		9		22
Approximate purchase price of acquired properties	$157.8	million	$539.3	million	$255.0	million	$623.4	million
Approximate rentable square feet	1.5	million	1.8	million	2.0	million	2.4	million
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Revenue. Revenue increased $41.7 million to $56.6 million for the three months ended June 30, 2014, compared to $14.9 million for the three months ended June 30, 2013. Our revenue consisted primarily of rental and other property income, which accounted for 85% of total revenue during both the three months ended June 30, 2014 and the three months ended June 30, 2013. We also recorded tenant reimbursement income of $8.4 million and $2.3 million during the three months ended June 30, 2014 and 2013, respectively, related to certain operating expenses subject to reimbursement by tenants. The increases were due to owning 82 income-producing properties for the entire three months ended June 30, 2014 and purchasing four additional properties during such period, compared to owning 21 properties during the three months ended June 30, 2013 and purchasing 14 additional properties during such period.
General and administrative expenses. General and administrative expenses increased $0.9 million to $1.9 million for the three months ended June 30, 2014, compared to $1.0 million for the three months ended June 30, 2013. The increase was primarily due to an increase in escrow and trustee fees and expenses, advisor reimbursed operating expenses, corporate insurance and unused fees on the Credit Facility incurred during the three months ended June 30, 2014, compared to the three months ended June 30, 2013.
Property operating expenses. Property operating expenses increased $6.9 million to $9.2 million for the three months ended June 30, 2014, compared to $2.3 million for the three months ended June 30, 2013. The increase was primarily related to owning 82 properties for the entire three months ended June 30, 2014 and purchasing four additional properties during such period, compared to owning 21 properties during the three months ended June 30, 2013 and purchasing 14 additional properties during such period. The primary property operating expenses were property taxes and repairs and maintenance.
Advisory expenses. Pursuant to the advisory agreement with CCI Advisors and based upon the amount of our current invested assets, we are required to pay to CCI Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets up to $2.0 billion and one-twelfth of 0.70% of the average invested assets between $2.0 billion to $4.0 billion. Additionally, we may be required to reimburse certain expenses incurred by CCI Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses increased $3.5 million to $4.9 million for the three months ended June 30, 2014, compared to $1.4 million for the three months ended June 30, 2013. The increase was primarily related to owning 82 properties for the entire three months ended June 30, 2014 and purchasing four additional properties during such period, compared to owning 21 properties during the three months ended June 30, 2013 and purchasing 14 additional properties during such period.
Acquisition related expenses. Acquisition related expenses decreased $9.6 million to $4.6 million for the three months ended June 30, 2014, compared to $14.2 million in acquisition expenses incurred for the three months ended June 30, 2013. The decrease primarily related to purchasing four additional properties during the three months ended June 30, 2014, compared to purchasing 14 additional properties during the three months ended June 30, 2013. The decrease was partially offset by an increase in professional fees incurred in connection with the Company's evaluation of potential exit strategies.
Depreciation and amortization expenses. Depreciation and amortization expenses increased $14.7 million to $20.6 million for the three months ended June 30, 2014, compared to $5.9 million for the three months ended June 30, 2013. The increase was primarily the result of incurring depreciation and amortization expense related to 86 properties owned or acquired during the three months ended June 30, 2014, compared to depreciation and amortization incurred on 35 properties owned or acquired during the three months ended June 30, 2013.
Interest expense. Interest expense increased $3.7 million to $6.8 million for the three months ended June 30, 2014, compared to $3.1 million for the three months ended June 30, 2013. The increase was primarily related to an increase in the average amount outstanding under the Credit Facility and notes payable to $871.1 million during the three months ended June 30, 2014, compared to $288.9 million for the three months ended June 30, 2013, partially offset by a decrease in the weighted average interest rate to 2.4% as of June 30, 2014, compared to 3.5% as of June 30, 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended Ended June 30, 2013
Revenue. Revenue increased $87.7 million to $110.1 million for the six months ended June 30, 2014, compared to $22.4 million for the six months ended June 30, 2013. Our revenue consisted primarily of rental and other property income, which accounted for 85% and 84% of total revenue during the six months ended June 30, 2014 and 2013, respectively. We also recorded tenant reimbursement income of $16.1 million and $3.5 million during the six months ended June 30, 2014 and 2013, respectively, related to certain operating expenses subject to reimbursement by tenants. The increases were due to owning 77 income-producing properties for the entire six months ended June 30, 2014 and purchasing nine additional properties during such period, compared to owning 13 properties during the six months ended June 30, 2013 and purchasing 22 additional properties during such period.
General and administrative expenses. General and administrative expenses increased $1.7 million to $3.4 million for the six months ended June 30, 2014, compared to $1.7 million for the six months ended June 30, 2013. The increase was primarily due to an increase in escrow and trustee fees and expenses, unused fees on the Credit Facility, and corporate insurance incurred during the six months ended June 30, 2014, compared to the six months ended June 30, 2013.
Property operating expenses. Property operating expenses increased $14.2 million to $17.8 million for the six months ended June 30, 2014, compared to $3.6 million for the six months ended June 30, 2013. The increase was primarily related to owning 77 properties for the entire six months ended June 30, 2014 and purchasing nine additional properties during such period, compared to owning 13 properties during the six months ended June 30, 2013 and purchasing 22 additional properties during such period. The primary property operating expenses were property taxes and repairs and maintenance.
Advisory expenses. Pursuant to the advisory agreement with CCI Advisors and based upon the amount of our current invested assets, we are required to pay to CCI Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets up to $2.0 billion and one-twelfth of 0.70% of the average invested assets between $2.0 billion to $4.0 billion. Additionally, we may be required to reimburse certain expenses incurred by CCI Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses increased $7.5 million to $9.6 million for the six months ended June 30, 2014, compared to $2.1 million for the six months ended June 30, 2013. The increase was primarily related to owning 77 properties for the entire six months ended June 30, 2014 and purchasing nine additional properties during such period, compared to owning 13 properties during the six months ended June 30, 2013 and purchasing 22 additional properties during such period.
Acquisition related expenses. Acquisition related expenses decreased $10.8 million to $7.1 million for the six months ended June 30, 2014, compared to $17.9 million in acquisition expenses incurred for the six months ended June 30, 2013. The decrease primarily related to purchasing nine additional properties during the six months ended June 30, 2014, compared to purchasing 22 additional properties during the six months ended June 30, 2013. The decrease was partially offset by an increase in professional fees incurred in connection with the Company's evaluation of potential exit strategies.
Depreciation and amortization expenses. Depreciation and amortization expenses increased $31.9 million to $40.5 million for the six months ended June 30, 2014, compared to $8.6 million for the six months ended June 30, 2013. The increase was primarily the result of incurring depreciation and amortization expense related to 86 properties owned or acquired during the six months ended June 30, 2014, compared to depreciation and amortization incurred on 35 properties owned or acquired during the six months ended June 30, 2013.
Interest expense. Interest expense increased $8.6 million to $13.4 million for the six months ended June 30, 2014, compared to $4.8 million for the six months ended June 30, 2013. The increase was primarily related to an increase in the average amount outstanding under the Credit Facility and notes payable to $849.1 million during the six months ended June 30, 2014, compared to $296.9 million for the six months ended June 30, 2013, partially offset by a decrease in the weighted average interest rate to 2.4% as of June 30, 2014, compared to 3.5% as of June 30, 2013.
Funds From Operations, Modified Funds From Operations and Adjusted Funds From Operations
Funds From Operations (“FFO”) is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and widely recognized by investors as one measure of operating performance of a real estate company. The FFO calculation excludes items such as real estate depreciation and amortization. Depreciation and amortization as applied in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, it is management’s view, and we believe the view of many industry investors, that the presentation of operating results for real estate companies by using the historical cost accounting method alone is insufficient. We compute FFO in accordance with NAREIT’s definition.

In addition to FFO, we use Modified Funds From Operations (“MFFO”) as a non-GAAP supplemental financial performance measure to evaluate the operating performance of our real estate portfolio. MFFO, as defined by our company, excludes from FFO acquisition related costs that are required to be expensed in accordance with GAAP. In evaluating the performance of our portfolio over time, management believes that excluding these costs from FFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the Company's portfolio over time.
In addition to FFO and MFFO, we use Adjusted Funds from Operations (“AFFO”) as a non-GAAP supplemental financial performance measure to evaluate the operating performance of the Company.  AFFO, as defined by our company, excludes from MFFO items such as straight-line rental revenue and certain charges such as amortization of intangibles. The Company’s management believes that excluding these costs from MFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the performance of the Company’s portfolio over time, including after the Company ceases to acquire properties on a frequent and regular basis. AFFO also allows for a comparison of the performance of the Company’s operations with traded REITs that are not currently engaging in acquisitions and mergers, as well as a comparison of the Company’s performance with that of other non-traded REITs, as AFFO, or an equivalent measure, is routinely reported by traded and non-traded REITs, and we believe often used by investors for comparison purposes.
For all of these reasons, we believe FFO, MFFO, and AFFO, in addition to net income and cash flows from operating activities, as defined by GAAP, are helpful supplemental performance measures and useful in understanding the various ways in which the Company’s management evaluates the performance of the Company over time. However, not all REITs calculate FFO, MFFO and AFFO the same way, so comparisons with other REITs may not be meaningful. FFO, MFFO and AFFO should not be considered as alternatives to net income or to cash flows from operating activities, and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs.
MFFO and AFFO may provide investors with a view of our future performance and of the sustainability of our current distributions policy. However, because MFFO and AFFO exclude items that are an important component in an analysis of the historical performance of a property, MFFO and AFFO should not be construed as historic performance measures. None of the SEC, NAREIT, or any other regulatory body has evaluated the acceptability of the exclusions contemplated to adjust FFO in order to calculate MFFO and AFFO and its use as a non-GAAP financial performance measure.
FFO, MFFO and AFFO are influenced by the timing of acquisitions and the operating performance of our real estate investments. Our calculations of FFO, MFFO and AFFO, and reconciliation to net income, which is the most directly comparable GAAP financial measure, are presented in the table below for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss) attributable to the Company	$8,482	$(12,984)	$18,348	$(16,288)
Depreciation and amortization	20,615	5,948	40,471	8,625
Funds from operations (FFO)	29,097	(7,036)	58,819	(7,663)

Acquisition related expenses	4,644	14,181	7,054	17,937
Modified funds from operations (MFFO)	33,741	7,145	65,873	10,274

Above market lease amortization	169	55	157	97
Below market lease amortization	(966)	(311)	(1,626)	(449)
Straight-line rent	(4,665)	(1,862)	(10,176)	(2,527)
Amortization of deferred financing costs	730	375	1,404	577
Adjusted funds from operations (AFFO)	$29,009	$5,402	$55,632	$7,972

Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001780821 per share (which equates to approximately 6.50% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period, commencing on January 1, 2014 and ending on September 30, 2014.
During the six months ended June 30, 2014, we paid distributions of $63.0 million, including $38.0 million through the issuance of shares pursuant to the DRIP. During the six months ended June 30, 2013, we paid distributions of $8.7 million, including $4.8 million through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the six months ended June 30, 2014 was $46.3 million and reflected a reduction for real estate acquisition related expenses incurred of $7.1 million, in accordance with GAAP. Net cash used in operating activities for the six months ended June 30, 2013 was $5.9 million and reflected a reduction for real estate acquisition related expenses incurred of $17.9 million, in accordance with GAAP. We treat our real estate acquisition related expenses as funded by proceeds from the Offerings, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock for the six months ended June 30, 2014 are considered a source of our distributions to the extent that real estate acquisition related expenses have reduced net cash flows used in operating activities. As such, our 2014 distributions were funded by net cash provided by operating activities of $46.3 million, or 73.4%, proceeds from the issuance of common stock, including excess proceeds from the Offering from prior periods, of $14.6 million, or 23.2%, and proceeds from the Credit Facility of $2.7 million, or 4.3%. The distributions paid during the six months ended June 30, 2013 were funded by the issuance of common stock of $8.7 million, or 100.0%.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. We will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under our DRIP Offering. In addition, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12 month period ending on the last day of the fiscal quarter for which the redemptions are being paid. During the six months ended June 30, 2014, we redeemed 239,548 shares under our share redemption program for $2.3 million at an average redemption price of $9.80 per share. As of June 30, 2014, the Company had received valid redemption requests for an additional 217,000 shares, which were redeemed in full subsequent to June 30, 2014 for $2.1 million at an average redemption price of $9.68 per share. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program. We have funded and intend to continue funding share redemptions with proceeds from the DRIP.
Liquidity and Capital Resources
General
Our principal demands for funds will be for real estate and real estate related investments, for the payment of acquisition related costs, operating expenses, distributions and redemptions to stockholders and principal and interest on any current and any future indebtedness. Generally, cash needs for items other than acquisitions and acquisition related expenses will be generated from operations of our current and future investments. As the Offering has closed, we expect to meet cash needs for acquisitions from borrowings under the Credit Facility, proceeds from the DRIP Offering, proceeds from the strategic sale of properties and cash flows from operations. The sources of our operating cash flows will primarily be provided by the rental income received from current and future leased properties. As of June 30, 2014, we had raised $2.0 billion of gross proceeds from the Offering before offering costs and selling commissions of $194.4 million.
As of June 30, 2014, we had cash and cash equivalents of $18.2 million and available borrowings of $352.0 million under the Credit Facility. Additionally, as of June 30, 2014, we had unencumbered properties with a gross book value of $511.1 million, which may be used as collateral to secure additional financing in future periods or as additional collateral to facilitate the refinancing of current mortgage debt as it becomes due.
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
We expect our operating cash flows to increase as we acquire additional properties. CCI Advisors paid the organizational and other offering costs associated with the sale of our common stock, which we reimbursed in an amount up to 1.5% of the gross proceeds of the Offering. As of June 30, 2014, CCI Advisors had paid offering and organization costs in excess of such

1.5% limit in connection with the Offering. These excess costs were not included in our financial statements because such costs were not a liability to us as they exceeded 1.5% of gross proceeds from the Offering.
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
As of June 30, 2014, we and the Consolidated Joint Venture had $945.6 million of debt outstanding, with a weighted average interest rate of 2.40%. Our contractual obligations as of June 30, 2014 were as follows (in thousands):

	Payments due by period (1) (2)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - fixed rate debt (3)	$257,511	$120	$18,457	$5,335	$233,599
Interest payments - fixed rate debt	72,161	10,218	19,581	18,634	23,728
Principal payments - variable rate debt (4)	40,233	—	40,233	—	—
Interest payments - variable rate debt	1,576	639	937	—	—
Principal payments - credit facility	648,000	—	—	648,000	—
Interest payments - credit facility (5)	63,224	16,323	32,645	14,256	—
Total	$1,082,705	$27,300	$111,853	$686,225	$257,327

(1)	The table does not include amounts due to CCI Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
As of June 30, 2014, we had $41.0 million of variable rate debt effectively fixed through the use of an interest rate swap agreement. We used the effective interest rate fixed under our swap agreement to calculate the debt payment obligations in future periods.

(3)
Principal payment amounts reflect actual payments based on the face amount of notes payable secured by our wholly-owned properties and the Consolidated Joint Venture. As of June 30, 2014, the fair value adjustment, net of amortization, of mortgage notes assumed was $127,000.

(4)	A rate of 1.59% was used to calculate the variable debt payment obligations in future periods. This was the rate effective as of June 30, 2014.

(5)
Payment obligations for the Term Loan outstanding under the Credit Facility are based on the interest rate of 3.03% as of June 30, 2014, which was the rate fixed under the executed swap agreement that had the effect of fixing the variable interest rate per annum through the maturity date of October 2018. Payment obligations for the Revolving Loans outstanding were based on the weighted average interest rate in effect of 2.08% as of June 30, 2014.

We expect to incur additional borrowings in the future to acquire additional properties and make other real estate related investments. There is no limitation on the amount we may borrow against any single improved property. Our future borrowings will not exceed 300% of our net assets as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association REIT Guidelines; however, we may exceed that limit if approved by a majority of our independent directors. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Our advisor has set a target leverage ratio of 40% to 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets. As of June 30, 2014, our ratio of debt to total gross real estate assets, net of gross intangible lease liabilities, was 36%.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities increased $52.2 million to $46.3 million during the six months ended June 30, 2014, compared to net cash used in operating activities of $5.9 million for the six months ended June 30, 2013. The increase was primarily due to an increase in net income of $34.7 million and an increase in depreciation and amortization of $31.6 million, partially offset by an increase in working capital accounts of $14.1 million. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities was $256.8 million for the six months ended June 30, 2014, compared to $634.0 million for the six months ended June 30, 2013. The decrease was primarily due to a decrease in investment in real estate assets of $367.2 million.
Financing Activities. Net cash provided by financing activities decreased $482.8 million to $164.6 million for the six months ended June 30, 2014, compared to $647.5 million for the six months ended June 30, 2013. The decrease was primarily due to a decrease in net proceeds from the issuance of common stock under the Offering of $379.3 million, a decrease in proceeds from the Credit Facility and notes payable, net of repayments, of $75.9 million, and an increase in distributions to investors of $21.1 million.
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
Subsequent Events
Certain events occurred subsequent to June 30, 2014 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 10 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off-Balance Sheet Arrangements
As of June 30, 2014 and December 31, 2013, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We have obtained variable rate debt financing to fund certain property acquisitions and therefore we are exposed to changes in LIBOR. We intend to manage our interest rate risk by limiting the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We have entered and may continue to enter into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes. We may also enter into rate lock arrangements to lock interest rates on future borrowings. We may be exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates.
As of June 30, 2014, we and the Consolidated Joint Venture had $388.2 million of variable rate debt, including the Revolving Loans, and therefore we are exposed to interest rate changes in LIBOR. As of June 30, 2014, a change of 50 basis points in interest rates would result in a change in interest expense of $1.9 million per year, assuming all of our derivatives remain effective hedges.
As of June 30, 2014, we had two interest rate swap agreements outstanding, which mature between October 2018 and August 2020, with an aggregate notional amount under the swap agreements of $341.0 million and an aggregate net fair value of  $1.3 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of June 30, 2014, an increase of 50 basis points in interest rates would result in an increase to the fair value of the derivative asset of $6.2 million.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2014, were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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
As of June 30, 2014, we had issued approximately 197.0 million shares of common stock in the Offerings for gross proceeds of $2.0 billion, out of which we paid $165.6 million in selling commissions and dealer manager fees, $28.8 million in organization and offering costs and $68.0 million in acquisition related expenses to CCI Advisors or its affiliates. With the net offering proceeds, we acquired $2.6 billion in real estate assets. As of August 8, 2014, we had issued approximately 198.4 million shares in the Offerings for gross offering proceeds of $2.0 billion. The Company did not make any sales of unregistered securities during the six months ended June 30, 2014.
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. Our board of directors reserves the right in its sole discretion at any time, and from time to time, to waive the one-year holding period in the event of death, bankruptcy or other exigent circumstances or terminate, suspend or amend the share redemption program. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. We will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under the DRIP. In addition, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12 month period ending on the last day of the fiscal quarter for which the redemptions are being paid.
The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest. During the three months ended June 30, 2014, we redeemed shares, including those due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 - April 30, 2014	—	$—	—	(1)
May 1, 2014 - May 31, 2014	143,261	$9.77	143,261	(1)
June 1, 2014 - June 30, 2014	—	$—	—	(1)
Total	143,261		143,261	(1)

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.	Defaults Upon Senior Securities
No events occurred during the six months ended June 30, 2014 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the six months ended June 30, 2014 that would require a response to this item.

Item 6.	Exhibits
The exhibits listed on the Exhibit Index (following the signature section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cole Corporate Income Trust, Inc. (Registrant)

By:	/s/ Gavin B. Brandon
Name:	Gavin B. Brandon
Title:	Senior Vice President of Accounting (Principal Accounting Officer)
Date: August 13, 2014

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1
Articles of Amendment and Restatement of Cole Corporate Income Trust, Inc. dated January 19, 2011 (Incorporated by reference to Exhibit 3.1 to the Company’s Pre-Effective Amendment No. 5 to Form S-11 (File No. 333-166447), filed on January 25, 2011).

3.2
Bylaws of Cole Corporate Income Trust, Inc. adopted January 18, 2011 (Incorporated by reference to Exhibit 3.2 to the Company’s Pre-Effective Amendment No. 5 to Form S-11 (File No. 333-166447), filed on January 25, 2011).

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

3.5
Second Articles of Amendment to Articles of Amendment and Restatement, dated May 29, 2014 (Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K (File No. 000-54940), filed on June 2, 2014).

10.1*	Modification to Credit Agreement, dated April 28, 2014, among Cole Corporate Income Operating Partnership, LP, and Bank of America, N.A..
31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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