Form 10-Q
period 2014-09-30
COLE CORPORATE INCOME TRUST, INC.
filed 2014-11-14
CIK 1490626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of November 12, 2014, there were approximately 198.4 million shares of common stock, par value $0.01, of Cole Corporate Income Trust, Inc. outstanding.

COLE CORPORATE INCOME TRUST, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COLE CORPORATE INCOME TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
ASSETS
Investment in real estate assets:
Land	$305,996	$266,088
Buildings and improvements, less accumulated depreciation of $69,201 and $25,289, respectively	2,026,451	1,815,652
Intangible lease assets, less accumulated amortization of $29,436 and $10,935, respectively	281,621	264,485
Total investment in real estate assets, net	2,614,068	2,346,225
Cash and cash equivalents	29,057	64,073
Restricted cash	6,257	4,853
Rents and tenant receivables	33,004	14,388
Derivative asset, prepaid expenses, and other assets	4,242	4,654
Deferred financing costs, less accumulated amortization of $3,978 and $1,841, respectively	10,102	11,484
Total assets	$2,696,730	$2,445,677
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable	$1,012,616	$752,616
Accounts payable and accrued expenses	17,013	12,921
Due to affiliates	532	2,321
Acquired below market lease intangibles, less accumulated amortization of $4,580 and $1,943, respectively	44,397	34,435
Distributions payable	10,568	10,650
Deferred rental income and other liabilities	12,233	10,877
Total liabilities	1,097,359	823,820
Commitments and contingencies
Redeemable common stock and noncontrolling interest	79,636	33,272
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 197,817,978 and 192,919,054 shares issued and outstanding, respectively	1,978	1,929
Capital in excess of par value	1,696,276	1,696,395
Accumulated distributions in excess of earnings	(180,512)	(111,977)
Accumulated other comprehensive income	1,993	2,238
Total stockholders’ equity	1,519,735	1,588,585
Total liabilities and stockholders’ equity	$2,696,730	$2,445,677
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CORPORATE INCOME TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rental and other property income	$49,883	$21,195	$143,833	$40,016
Tenant reimbursement income	8,888	4,394	25,013	7,925
Total revenue	58,771	25,589	168,846	47,941
Expenses:
General and administrative expenses	1,794	1,746	5,198	3,411
Property operating expenses	9,961	4,438	27,719	8,000
Advisory fees and expenses	5,131	2,387	14,760	4,445
Acquisition and merger-related expenses	4,401	11,754	11,455	29,691
Depreciation	15,269	7,028	43,912	13,068
Amortization	6,347	2,854	18,175	5,439
Total operating expenses	42,903	30,207	121,219	64,054
Operating income (loss)	15,868	(4,618)	47,627	(16,113)
Other income (expense):
Interest and other income	21	21	81	34
Interest expense	(7,442)	(3,113)	(20,810)	(7,919)
Total other expense	(7,421)	(3,092)	(20,729)	(7,885)
Net income (loss)	8,447	(7,710)	26,898	(23,998)
Net income allocated to noncontrolling interest	54	—	157	—
Net income (loss) attributable to the Company	$8,393	$(7,710)	$26,741	$(23,998)
Weighted average number of common shares outstanding:
Basic and diluted	197,657,793	107,828,254	195,975,569	58,430,293
Net income (loss) per common share:
Basic and diluted	$0.04	$(0.07)	$0.14	$(0.41)
Distributions declared per common share	$0.16	$0.16	$0.49	$0.49
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CORPORATE INCOME TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$8,447	$(7,710)	$26,898	$(23,998)
Net income allocated to noncontrolling interest	54	—	157	—
Net income (loss) attributable to the Company	8,393	(7,710)	26,741	(23,998)
Other comprehensive loss:
Unrealized gain (loss) on interest rate swaps	2,744	(559)	(245)	(559)
Total comprehensive income (loss) attributable to the Company	$11,137	$(8,269)	$26,496	$(24,557)
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CORPORATE INCOME TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2014	192,919,054	$1,929	$1,696,395	$(111,977)	$2,238	$1,588,585
Issuance of common stock	5,363,314	54	50,891	—	—	50,945
Distributions to investors	—	—	—	(95,276)	—	(95,276)
Redemptions and cancellations of common stock	(464,390)	(5)	(4,525)	—	—	(4,530)
Changes in redeemable common stock	—	—	(46,485)	—	—	(46,485)
Comprehensive income (loss)	—	—	—	26,741	(245)	26,496
Balance, September 30, 2014	197,817,978	$1,978	$1,696,276	$(180,512)	$1,993	$1,519,735
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CORPORATE INCOME TRUST, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$26,898	$(23,998)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	43,912	13,068
Amortization of intangible lease assets and below market lease intangibles, net	15,864	4,741
Amortization of deferred financing costs	2,137	1,021
Changes in assets and liabilities:
Rents and tenant receivables	(18,616)	(7,383)
Derivative asset, prepaid expenses, and other assets	612	(887)
Accounts payable and accrued expenses	4,291	6,329
Deferred rental income and other liabilities	787	3,997
Due to affiliates	(1,789)	6,383
Net cash provided by operating activities	74,096	3,271
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(317,855)	(1,104,819)
Payment of property escrow deposits	(5,750)	(18,314)
Refund of property escrow deposits	5,875	17,139
Change in restricted cash	(1,404)	(17,658)
Net cash used in investing activities	(319,134)	(1,123,652)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	1,483,225
Offering costs on issuance of common stock	—	(152,333)
Redemptions of common stock	(4,530)	(514)
Proceeds from credit facility and notes payable	304,000	670,360
Repayment of credit facility and notes payable	(44,000)	(636,053)
Distributions to investors	(44,413)	(9,482)
Escrowed investor proceeds	—	15,657
Deferred financing costs paid	(755)	(4,216)
Payment of loan deposit	—	(1,200)
Refund of loan deposit	—	1,150
Distributions to noncontrolling interest	(280)	—
Net cash provided by financing activities	210,022	1,366,594
Net (decrease) increase in cash and cash equivalents	(35,016)	246,213
Cash and cash equivalents, beginning of period	64,073	12,188
Cash and cash equivalents, end of period	$29,057	$258,401
Supplemental disclosures of non-cash investing and financing activities:
Distributions declared and unpaid	$10,568	$7,654
Accrued capital expenditures	$54	$75
Common stock issued through distribution reinvestment plan	$50,945	$12,247
Net unrealized loss on interest rate swaps	$(245)	$(559)
Supplemental cash flow disclosures:
Interest paid	$18,598	$6,634
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
September 30, 2014
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Corporate Income Trust, Inc. (the “Company”) is a Maryland corporation that was formed on April 6, 2010, which has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. The Company is the sole general partner of and owns, directly or indirectly, 100% of the partnership interests in Cole Corporate Income Operating Partnership, LP, a Delaware limited partnership. The Company is externally managed by Cole Corporate Income Advisors, LLC, a Delaware limited liability company (“CCI Advisors”), an affiliate of the Company’s sponsor, Cole Capital®, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by American Realty Capital Properties, Inc. (“ARCP”), a self-managed publicly traded REIT, organized as a Maryland corporation and listed on The NASDAQ Global Select Market. On February 7, 2014, ARCP acquired Cole Real Estate Investments, Inc. (“Cole”), which, prior to its acquisition, indirectly owned and/or controlled the Company’s external advisor, CCI Advisors, the Company’s dealer manager, Cole Capital Corporation (“CCC”), the Company’s property manager, CREI Advisors, LLC (“CREI Advisors”), and the Company’s sponsor, Cole Capital. As a result of ARCP’s acquisition of Cole, ARCP indirectly owns and/or controls CCI Advisors, CCC, CREI Advisors and Cole Capital.
As of September 30, 2014, the Company owned 87 properties, including a property owned through a consolidated joint venture arrangement, comprising 18.3 million rentable square feet of income-producing necessity corporate office and industrial properties located in 30 states. As of September 30, 2014, the rentable space at these properties was 100% leased.
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
On August 20, 2014, the Board of Directors of the Company (the “Board”), including all of the Company’s independent directors, resolved to suspend the Company’s DRIP and the Company’s share redemption program (the “SRP”). Beginning with the distributions previously authorized by the Board for the month of July 2014, which were paid in August 2014, and continuing until such time as the Board may approve the resumption of the DRIP, if ever, all distributions authorized by the Board will be paid to the Company’s stockholders in cash. As a result of the suspension of the share redemption program, all redemption requests received from stockholders during the second quarter of 2014 and determined by the Company to be in good order on or before September 30, 2014 were honored in accordance with the terms, conditions and limitations of the share redemption program. The Company did not process or accept any requests for redemption that were not in good order on or before that date.
On August 30, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Select Income REIT, a Maryland real estate investment trust (“SIR”) and SC Merger Sub LLC, a Maryland limited liability company and wholly-owned subsidiary of SIR (“Merger Sub”). The Merger Agreement provides that, subject to the satisfaction or waiver of certain conditions, the Company will be merged with and into Merger Sub (the “Merger”), with Merger Sub surviving as a wholly-owned subsidiary of SIR and the separate corporate existence of the Company will cease. Refer to Note 2 to these condensed consolidated unaudited financial statements for further discussion regarding the Merger.
Effective September 5, 2014, Brian S. Block was appointed executive vice president, chief financial officer and treasurer of the Company by the Company’s board of directors. Mr. Block replaced D. Kirk McAllaster, Jr., who gave notice of his retirement from Cole Capital on August 29, 2014, including from his positions with the Company. Subsequent to September 30, 2014, Mr. Block resigned as the Company’s executive vice president, chief financial officer and treasurer. Refer to Note 11 to these condensed consolidated unaudited financial statements for further discussion regarding executive appointments and resignations.
As of September 30, 2014, the Company had issued approximately 198.4 million shares of its common stock in the Offerings for gross offering proceeds of $2.0 billion, before share redemptions of $5.8 million and offering costs, selling commissions and dealer manager fees of $194.4 million.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2014

NOTE 2 - MERGER AGREEMENT
Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of common stock, par value $0.01, of the Company (“Company Common Stock”) will be converted into the right to receive either: (i) $10.50 per share in cash (the “Cash Consideration”); or (ii) 0.360 of a common share of beneficial interest, par value $0.01, of SIR (“SIR Common Shares”) (the “Share Consideration” and together with the Cash Consideration, the “Merger Consideration”). Each holder of Company Common Stock may elect to receive Cash Consideration or Share Consideration. Each share of Company Common Stock without an election for Cash Consideration or Share Consideration shall receive Share Consideration. The maximum aggregate number of shares of Company Common Stock that may be converted into the right to receive Cash Consideration is 60% of the shares of Company Common Stock issued and outstanding immediately prior to the Effective Time (the “Maximum Cash Consideration Number”). The minimum aggregate number of the shares of Company Common Stock that may be converted into the right to receive Cash Consideration is 40% of the shares of Company Common Stock issued and outstanding immediately prior to the Effective Time (the “Minimum Cash Consideration Number”). If Cash Consideration exceeds the Maximum Cash Consideration Number or falls below the Minimum Cash Consideration Number, the Cash Consideration and Share Consideration shall be allocated in accordance with certain proration and allocation procedures set forth in the Merger Agreement such that the final allocation of the Merger Consideration does not respectively cause the Cash Consideration allocation to exceed the Maximum Cash Consideration Number or fall below the Minimum Cash Consideration Number.
The Company and SIR agreed to certain customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants by each party to conduct its business in all material respects in the ordinary course of business consistent with past practice, subject to certain exceptions, during the period between the execution of the Merger Agreement and the consummation of the Merger.
The consummation of the Merger is subject to certain customary conditions, including, among others, the approval of the Merger by a majority of the outstanding shares of Company Common Stock and the approval of the issuance of SIR Common Shares in connection with the Merger by a majority of the SIR Common Shares cast on such proposal, the absence of certain legal impediments to the consummation of the Merger, the effectiveness of a Registration Statement on Form S-4 (the “Registration Statement”) filed by SIR in connection with the Merger, the receipt of certain third party consents, the absence of a material adverse effect on either the Company or SIR and compliance by the Company and SIR with their respective obligations under the Merger Agreement. The obligations of the parties to consummate the Merger are not subject to any financing condition or the receipt of any financing by SIR. The Merger currently is expected to close during the first quarter of 2015.
The Merger Agreement may be terminated under certain circumstances by the Company, including prior to the approval of the Merger Agreement by the Company’s stockholders, in the event that the Company receives a Competing Proposal that the Company concludes, after following certain procedures and adhering to certain restrictions set forth in the Merger Agreement, is a Superior Proposal (as defined in the Merger Agreement), so long as the Superior Proposal was not the result of a breach by the Company in any material respect of the non-solicitation provisions of the Merger Agreement (such circumstance would require the Company to make the Parent Termination Payment of $75 million (as defined in the Merger Agreement) in order to terminate the Merger Agreement). In addition, SIR may terminate the Merger Agreement under certain circumstances and subject to certain restrictions, including if the Board has made a Company Adverse Recommendation Change (as defined in the Merger Agreement). In addition to a termination by the Company in the event of the receipt of a Superior Proposal, upon a termination of the Merger Agreement in the event of certain other breaches or the consummation of a transaction resulting from a Competing Proposal within 12 months of a permissible termination of the Merger Agreement, the Company will be required to pay the Parent Termination Payment to SIR. If the Merger Agreement is terminated by the Company for SIR’s failure to obtain the approval of SIR’s shareholders, SIR will be required to pay the expenses of the Company in an aggregate amount not to exceed $20 million. If the Merger Agreement is terminated by SIR for the Company’s failure to obtain the approval of the Company’s stockholders, the Company will be required to pay the expenses of SIR in an aggregate amount not to exceed $20 million. In no event shall the Company be required to pay SIR the sum of the Parent Termination Payment and the $20 million expense reimbursement, and any payment of the expense reimbursement shall be credited against any subsequent payment of the Parent Termination Payment.
As of September 30, 2014, the Company had incurred $4.0 million for legal, consulting and other expenses related to the Merger, which were included in acquisition and merger-related expenses in the condensed consolidated unaudited statements of operations.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2014

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
A variable interest holder is considered to be the primary beneficiary of a VIE if it has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The Company qualitatively assesses whether it is (or is not) the primary beneficiary of a VIE. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance, its form of ownership interest, its representation on the entity’s governing body, the size and seniority of its investment, its ability and the rights of other investors to participate in policy making decisions and to replace the manager of and/or liquidate the entity. As of September 30, 2014 and December 31, 2013, the Company did not have any interests in a VIE.
The Company continually evaluates the need to consolidate its joint venture arrangement based on standards set forth in GAAP. In determining whether the Company has a controlling interest in a joint venture arrangement and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, power to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a VIE for which the Company may be the primary beneficiary. The Company determined it had a controlling interest in its joint venture arrangement (the “Consolidated Joint Venture”) and therefore met the GAAP requirements for consolidation as of September 30, 2014 and December 31, 2013. As of September 30, 2014 and December 31, 2013, the Consolidated Joint Venture held real estate assets with an aggregate book value of $71.1 million and $73.2 million, respectively.
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
Investment in and Valuation of Real Estate Assets
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition, excluding acquisition-related expenses, construction and any tenant improvements,

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2014

major improvements and betterments that extend the useful life of the real estate assets and leasing costs. All repairs and maintenance are expensed as incurred.
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
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the nine months ended September 30, 2014 or 2013.
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
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of September 30, 2014 or December 31, 2013.
Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition-related expenses are expensed as incurred. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). The Company obtains an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
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
September 30, 2014

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
Restricted Cash
Restricted cash included $6.3 million and $4.9 million held in lender cash management accounts as September 30, 2014 and December 31, 2013, respectively. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess funds are disbursed to the Company.
Concentration of Credit Risk
As of September 30, 2014, the Company had cash on deposit, including restricted cash, at seven financial institutions, in all of which the Company had deposits in excess of federally insured levels, totaling $33.6 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of September 30, 2014, no single tenant accounted for greater than 10% of the Company’s 2014 gross annualized rental revenues. The Company had certain geographic concentrations in its property holdings. As of September 30, 2014, the Company had properties located in two states with respective gross annualized rental revenues greater than 10% of the Company’s 2014 total gross annualized rental revenues: Texas (22%) and California (11%). In addition, the Company had

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2014

tenants in three industries with respective gross annualized rental revenues greater than 10% of the Company’s 2014 total gross annualized rental revenues: manufacturing (16%), healthcare (15%), and mining and natural resources (12%).
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
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early application permitted. The Company does not believe ASU 2014-15, when effective, will have a material impact on the Company’s condensed consolidated unaudited financial statements because the Company currently does not have any conditions that give rise to substantial doubt about its ability to continue as a going concern.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2014

NOTE 4 — FAIR VALUE MEASUREMENTS
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
Credit facility and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. These financial instruments are considered Level 2. The estimated fair value of the Company’s debt was $962.1 million and $741.4 million as of September 30, 2014 and December 31, 2013, respectively, compared to the carrying value of $1.0 billion and $752.6 million as of September 30, 2014 and December 31, 2013, respectively.
Derivative instruments — The Company’s derivative instruments represent interest rate swaps. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models. The Company includes the impact of credit valuation adjustments on derivative instruments measured at fair value.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of September 30, 2014, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2014

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (in thousands):

	Balance as of September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap	$2,563	$—	$2,563	$—
Liabilities:
Interest rate swap	$(570)	$—	$(570)	$—

	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swaps	$2,238	$—	$2,238	$—
NOTE 5 — REAL ESTATE ACQUISITIONS
2014 Property Acquisitions
During the nine months ended September 30, 2014, the Company acquired ten commercial properties for an aggregate purchase price of $315.8 million (the “2014 Acquisitions”). The Company purchased the 2014 Acquisitions with net proceeds from the Offerings and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for acquisitions purchased during the nine months ended September 30, 2014 (in thousands):

2014 Acquisitions
Land	$39,908
Building and improvements	252,857
Acquired in-place leases	33,472
Acquired above-market leases	2,165
Acquired below-market leases	(12,599)
Total purchase price	$315,803
The Company recorded revenue for the three and nine months ended September 30, 2014 of $5.7 million and $10.6 million, respectively, and net income for the three months ended September 30, 2014 of $982,000 and net loss for the nine months ended September 30, 2014 of $2.9 million related to the 2014 Acquisitions. In addition, the Company recorded $1.4 million and $7.5 million of acquisition-related expenses for the three and nine months ended September 30, 2014, respectively.
The following table summarizes selected financial information of the Company as if the 2014 Acquisitions were completed on January 1, 2013 for each period presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Pro forma basis:
Revenue	$61,380	$33,929	$177,502	$67,233
Net income (loss)	$11,747	$(4,796)	$40,542	$(20,424)

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2014

The pro forma information for the three and nine months ended September 30, 2014 was adjusted to exclude acquisition-related expenses recorded during such periods related to the 2014 Acquisitions. These expenses were recognized in the pro forma information for the nine months ended September 30, 2013. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2013, nor does it purport to represent the results of future operations.
Development Activities
During the nine months ended September 30, 2014, the Company acquired one land parcel, upon which an industrial property was expected to be constructed. The 158,497 square foot building was completed during the three months ended September 30, 2014 and was acquired by the Company for $26.3 million. The purchase of the land and building in separate transactions is considered to be one property purchase and is included in the 2014 acquisitions.
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

2013 Acquisitions
Land	$149,007
Building and improvements	850,670
Acquired in-place leases	122,827
Acquired above-market leases	5,970
Acquired below-market leases	(24,065)
Total purchase price	$1,104,409
The Company recorded revenue for the three and nine months ended September 30, 2013 of $18.3 million and $26.5 million, respectively, and a net loss for the three and nine months ended September 30, 2013 of $6.8 million and $22.1 million, respectively, related to the 2013 Acquisitions. In addition, the Company recorded $11.8 million and $29.7 million of acquisition-related expenses for the three and nine months ended September 30, 2013, respectively.
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
The pro forma information for the three and nine months ended September 30, 2013 was adjusted to exclude acquisition-related expenses recorded during such periods relating to the 2013 Acquisitions. These expenses were recognized in the pro forma information for the nine months ended September 30, 2012. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2012, nor does it purport to represent the results of future operations.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2014

NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risks. The following table summarizes the terms of the Company’s executed swap agreements designated as hedging instruments as of September 30, 2014 (dollars in thousands). The Company did not have any executed swap agreements as of September 30, 2013.

		Outstanding Notional				Fair Value of Assets and (Liability)
	Balance Sheet	Amount as of	Interest	Effective	Maturity	September 30,	December 31,
	Location	September 30, 2014	Rate (1)	Date	Date	2014	2013
Interest Rate Swap	Derivative asset, prepaid expenses, and other assets	$300,000	3.03%	10/31/2013	10/25/2018	$2,563	$2,238
Interest Rate Swap	Deferred rental income and other liabilities	$41,000	4.16%	7/24/2013	8/3/2020	$(570)	$—

(1)	The interest rate consists of the underlying index swapped to a fixed rate and the applicable interest rate spread.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 4 to these condensed consolidated unaudited financial statements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
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
The following table summarizes the unrealized income (loss) on the Company’s derivative instruments and hedging activities for the nine months ended September 30, 2014 and 2013 (in thousands).

	Amount of Income (Loss) Recognized as Other Comprehensive Income (Loss)
	Three Months Ended		Nine Months Ended
Derivatives in Cash Flow Hedging Relationships	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Interest Rate Swaps (1)	$2,744	(559)	$(245)	(559)

(1)
There were no portions of the change in the fair value of the interest rate swap agreements that were considered ineffective during the three and nine months ended September 30, 2014 or 2013. No previously effective portions of the losses that were recorded in accumulated other comprehensive income (loss) during the term of the hedging relationship were reclassified into earnings during the three and nine months ended September 30, 2014 or 2013.

The Company has agreements with each of its derivative counterparties that contain provisions whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $617,000 at September 30, 2014. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of September 30, 2014.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2014

NOTE 7 — CREDIT FACILITY AND NOTES PAYABLE
As of September 30, 2014, the Company and the Consolidated Joint Venture had $1.0 billion of debt outstanding with a weighted average interest rate of 2.23% and a weighted average remaining term of 4.3 years.
The following table summarizes the debt activity for the nine months ended September 30, 2014 and the debt balances as of December 31, 2013 and September 30, 2014 (in thousands):

		During the nine months ended September 30, 2014
	Balance as of December 31, 2013	Debt Issuance	Repayments	Balance as of September 30, 2014
Fixed rate debt	$257,383	$—	$—	$257,383
Variable rate debt	40,233	—	—	40,233
Credit facility	455,000	304,000	(44,000)	715,000
Total	$752,616	$304,000	$(44,000)	$1,012,616
As of September 30, 2014, the fixed rate debt included $41.0 million of variable rate debt subject to an interest rate swap agreement, which had the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. In addition, the fixed rate debt included a mortgage note assumed with a face amount of $12.0 million and a fair value of $11.9 million at the date of assumption. The fixed rate debt has interest rates ranging from 3.55% to 4.85% per annum. The variable rate debt has a variable interest rate of LIBOR plus 140 basis points per annum. The debt outstanding matures on various dates from July 2016 through June 2023. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed and variable rate debt outstanding was $555.4 million as of September 30, 2014. Each of the mortgage notes payable, comprising the fixed rate debt, is secured by the respective properties on which the debt was placed. Certain notes payable contain covenants, representations, warranties and borrowing conditions for similar credit arrangements. These notes also include usual and customary events of default and remedies for agreements of this nature. Based on the Company’s analysis and review of its results of operations and financial condition, the Company believes it was in compliance with the covenants of such notes payable as of September 30, 2014.
As of September 30, 2014, the Company had $715.0 million of debt outstanding under its unsecured revolving credit facility, as amended (the “Credit Facility”), with Bank of America as administrative agent pursuant to a credit agreement (the “Credit Agreement”). On April 28, 2014, the Company entered into a modification agreement with Bank of America that increased the amount available for borrowing under the Credit Facility to $1.0 billion, including a $300.0 million term loan (the “Term Loan”) and $700.0 million in revolving loans (the “Revolving Loans”). As of September 30, 2014, the Company had $285.0 million of available Revolving Loan borrowings under the Credit Facility. The maximum borrowing availability on the Revolving Loans is limited to 65% (or 60% subsequent to October 25, 2014) of the unencumbered asset value of the underlying collateral pool. Subject to meeting certain conditions described in the Credit Agreement and the payment of certain fees, the amount of the Credit Facility may be increased up to a maximum of $1.25 billion. The Term Loan matures on October 25, 2018 and the Revolving Loans mature on October 25, 2017. The maturity on the Revolving Loans may be extended to October 25, 2018 subject to satisfying certain conditions as outlined in the Credit Agreement. Depending upon the type of loan specified and overall leverage ratio, not to exceed 65% (or 60% subsequent to October 25, 2014), the Revolving Loans bear interest at one-month, two-month, three-month or six-month LIBOR (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.60% to 2.40% (the “Spread”) or a base rate, ranging from 0.60% to 1.40%, plus the greater of: (a) Bank of America’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%; or (c) one-month Eurodollar Rate plus 1.00%. The Credit Agreement also includes an interest rate pricing structure should the Company obtain an investment grade rating. As of September 30, 2014, the weighted average interest rate in effect for the Revolving Loans was 1.75%. In connection with the Credit Agreement, the Company executed an interest rate swap agreement that effectively fixed the variable interest rate of the Term Loan at 3.03% based on the applicable margin at the current leverage ratio.
The Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature and borrowing conditions. In particular, the Credit Agreement requires the Company to maintain a minimum consolidated net worth of at least $1.3 billion as of September 30, 2014, a leverage ratio less than or equal to 65%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio less than or equal to 65%, an unsecured debt service coverage ratio equal to or greater than 1.75, a secured debt ratio less than 50%, and a maximum real estate recourse debt ratio of 15%. The Company believes it was in compliance with the covenants under the Credit Agreement as of September 30, 2014.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2014

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
The Company recorded commissions, fees and expense reimbursements as shown in the table below for services provided by CCI Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Offering:
Selling commissions	$—	$71,379	$—	$100,190
Selling commissions reallowed by CCC	$—	$71,379	$—	$100,190
Dealer manager fee	$—	$21,244	$—	$29,702
Dealer manager fee reallowed by CCC	$—	$11,910	$—	$16,884
Other organization and offering expenses	$—	$16,009	$—	$22,440
All amounts related to the three and six months ended September 30, 2013 have been paid to CCI Advisors and its affiliates.
Acquisitions and Operations
CCI Advisors or its affiliates receive acquisition fees of up to 2% of: (1) the contract purchase price of each property or asset the Company acquires; (2) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (3) the purchase price of any loan the Company acquires; and (4) the principal amount of any loan the Company originates. Additionally, CCI Advisors or its affiliates are reimbursed for acquisition-related expenses incurred in the

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2014

process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction does not exceed 6% of the contract purchase price.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Acquisition and Operations:
Acquisition fees and expenses	$1,249	$9,794	$6,661	$22,634
Advisory fees and expenses	$5,129	$2,387	$14,759	$4,445
Operating expenses	$393	$737	$1,070	$1,399
For the nine months ended September 30, 2014, $22.0 million of the amounts shown above had been paid to CCI Advisors and its affiliates, and as of September 30, 2014, $532,000 had been incurred, but not yet paid, for services provided by CCI Advisors or its affiliates in connection with acquisitions and operations and was a liability to the Company. All amounts related to the three and nine months ended September 30, 2013 have been paid to CCI Advisors and its affiliates.
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
 During the three and nine months ended September 30, 2014 and 2013, no commissions or fees were incurred for any such services provided by CCI Advisors and its affiliates in connection with the liquidation/listing stage. Upon consummation of the Merger discussed in Note 2, we expect to pay a disposition fee and a performance fee not to exceed $14.35 million in the aggregate.

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2014

Due to Affiliates
As of September 30, 2014 and December 31, 2013, $532,000 and $2.3 million, respectively, had been incurred primarily for advisory, operating and acquisition-related expenses by CCI Advisors and its affiliates, but had not yet been reimbursed by the Company and were included in due to affiliates in the condensed consolidated unaudited balance sheets.
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
NOTE 11 — SUBSEQUENT EVENTS
Redemption of Shares of Common Stock
Subsequent to September 30, 2014, the Company redeemed approximately 212,000 shares for $2.1 million at an average price per share of $9.68.
Credit Facility
As of November 12, 2014, the Company had $715.0 million outstanding under the Credit Facility and available borrowings of $285.0 million.
ARCP/RCAP Agreement
On September 30, 2014, an affiliate of ARCP entered into a definitive agreement (the “RCAP Agreement”) with RCS Capital Corporation (“RCAP”) pursuant to which RCAP would acquire Cole Capital. The acquisition would include CCI Advisors and CCC. Despite the indirect change of control that would occur for the Company’s advisor, dealer manager and sponsor upon consummation of the transaction contemplated by the RCAP Agreement, such entities are expected to continue to serve in their respective capacities to the Company following the transaction.

The RCAP Agreement contemplates a strategic arrangement by which an indirect wholly-owned subsidiary of ARCP would act as sub-advisor (the “Sub-advisor”) to, and acquire and property manage real estate assets for, the non-traded real estate investment trusts sponsored by Cole Capital, including the Company, after completion of the transaction. As set forth in the RCAP Agreement, the Sub-advisor and RCAP (by way of its ownership of the Company’s advisor) would equally share the acquisition and advisory fees and expenses currently provided pursuant to the Company’s advisory agreement. In addition, the Sub-advisor would receive a portion of any disposition and incentive fees that may later become due to RCAP for advising the Company, except that the sub-advisor will be entitled to 100% of the disposition fees and performance fees with respect to the Merger. The Sub-advisor would also receive all acquisition fees and expenses for property acquisitions under any purchase and sale agreement or letter of intent executed on or prior to September 30, 2014. All fees and expenses payable to RCAP or the Sub-advisor under the sub-advisory arrangement would be limited to the total amounts payable to the Company’s advisor under the advisory agreement, which would not change as a result of this arrangement. The completion of the transaction contemplated by the RCAP Agreement is subject to various closing conditions.

On October 22, 2014, CCI Advisors entered into an interim sub-advisory agreement (the “Interim Agreement”) with RCAP Cole Corporate Income Advisors, LLC, a subsidiary of RCAP (the “RCAP Sub-advisor”), in connection with the first closing under the RCAP Agreement. Pursuant to the Interim Agreement, the RCAP Sub-advisor will use commercially reasonable best efforts to manage and supervise the operations and administration of the Company, other than the acquisition, operation and disposition of the Company’s assets, pending the final closing under the RCAP Agreement. The Interim Agreement provides for substantially the same allocation of advisory services and compensation as contemplated under the RCAP agreement.
On November 3, 2014, RCAP publicly announced that it had notified ARCP of its purported termination of the RCAP Agreement, and that the RCAP Sub-advisor would not act as sub-advisor with respect to the Company. Also on November 3,

COLE CORPORATE INCOME TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
September 30, 2014

2014, ARCP publicly announced that it had informed RCAP that RCAP’s attempt to terminate the RCAP Agreement constituted a breach of the RCAP Agreement.
On November 11, 2014, ARCP filed a complaint in the Court of Chancery of the State of Delaware against RCAP alleging that RCAP’s attempt to terminate the RCAP Agreement constitutes a breach of the RCAP Agreement and seeking, among other things, specific performance of the RCAP Agreement or, in the alternative, money damages.
Chief Financial Officer Resignation and Appointment
Subsequent to September 30, 2014, and subject to SIR’s approval, Simon J. Misselbrook has been appointed chief financial officer and treasurer of the Company by the Company’s board of directors. Also subsequent to September 30, 2014, Mr. Block resigned as the Company’s executive vice president, chief financial officer and treasurer.

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

We ceased offering shares of common stock in the Offering on November 21, 2013 and suspended the sale of shares of common stock under the DRIP Offering beginning with the distributions authorized by the Board for the month of August 2014, which were paid in September 2014. We expect that property acquisitions in 2014 and future periods, if any, will be funded by borrowings under the Credit Facility, proceeds from the DRIP Offering, proceeds from the strategic sale of properties and cash flows from operations.
On February 7, 2014, ARCP acquired Cole, which, prior to its acquisition, indirectly owned and/or controlled our external advisor, CCI Advisors, our dealer manager, CCC, our property manager, CREI Advisors, and our sponsor, Cole Capital. As a result of ARCP’s acquisition of Cole, ARCP indirectly owns and/or controls CCI Advisors, CCC, CREI Advisors and Cole Capital.
On August 30, 2014, we entered into the Merger Agreement with SIR and Merger Sub. The Merger Agreement provides that, subject to the satisfaction or waiver of certain conditions, the Company will be merged with and into Merger Sub, with Merger Sub surviving as a wholly-owned subsidiary of SIR and the separate corporate existence of the Company will cease. See Note 2 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further discussion regarding the Merger.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property indebtedness, and acquisition and operating expenses. Rental and other property income accounted for 85% of total revenue for both the three and nine months ended September 30, 2014, and accounted for 83% of total revenue for the three and nine months ended September 30, 2013, respectively. As 100% of our rentable square feet was under lease as of September 30, 2014 with a weighted average remaining lease term of 11.3 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing the tenants’ financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
As of September 30, 2014, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate assets, net of gross intangible lease liabilities, was 38%. As we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any new indebtedness used to acquire such properties. We may manage our risk of changes in real estate prices on future property acquisitions, when applicable, by entering into purchase agreements and loan commitments simultaneously, or through loan assumption, so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with our future property acquisitions, when applicable, or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.
 As of September 30, 2014, 100% of the rentable square feet of our properties was under lease and we expect that occupancy will remain high as the real estate recovery continues. We may experience vacancies or be required to reduce rental rates on occupied space. If we do experience vacancies, our advisor will actively seek to lease our vacant space; nevertheless, such space may be leased at lower rental rates and for shorter lease terms than our current leases provide.

Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate assets, including the Consolidated Joint Venture. The following table shows the property statistics of our real estate assets as of September 30, 2014 and 2013:

	September 30,
	2014		2013
Number of properties	87		56
Approximate rentable square feet	18.3	million	10.3	million
Percentage of rentable square feet leased	100%		100%
The following table summarizes our real estate investment activity during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Properties acquired	1		21		10		43
Approximate purchase price of acquired properties	$60.8	million	$483.8	million	$315.8	million	$1.1	billion
Approximate rentable square feet	0.7	million	4.8	million	2.7	million	7.1	million
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Revenue. Revenue increased $33.2 million to $58.8 million for the three months ended September 30, 2014, compared to $25.6 million for the three months ended September 30, 2013. Our revenue consisted primarily of rental and other property income, which accounted for 85% of total revenue during the three months ended September 30, 2014 and 83% for the three months ended September 30, 2013. We also recorded tenant reimbursement income of $8.9 million and $4.4 million during the three months ended September 30, 2014 and 2013, respectively, related to certain operating expenses subject to reimbursement by tenants. The increases were due to owning 86 income-producing properties for the entire three months ended September 30, 2014 and purchasing one additional property during such period, compared to owning 35 properties during the three months ended September 30, 2013 and purchasing 21 additional properties during such period.
General and administrative expenses. General and administrative expenses increased $48,000 to $1.8 million for the three months ended September 30, 2014, compared to $1.7 million for the three months ended September 30, 2013. The increase was primarily due to an increase in escrow and trustee fees and expenses incurred during the three months ended September 30, 2014, compared to the three months ended September 30, 2013.
Property operating expenses. Property operating expenses increased $5.6 million to $10.0 million for the three months ended September 30, 2014, compared to $4.4 million for the three months ended September 30, 2013. The increase was primarily related to owning 86 properties for the entire three months ended September 30, 2014 and purchasing one additional property during such period, compared to owning 35 properties during the three months ended September 30, 2013 and purchasing 21 additional properties during such period. The primary property operating expenses were property taxes and repairs and maintenance.
Advisory expenses. Pursuant to the advisory agreement with CCI Advisors and based upon the amount of our current invested assets, we are required to pay to CCI Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets up to $2.0 billion and one-twelfth of 0.70% of the average invested assets between $2.0 billion to $4.0 billion. Additionally, we may be required to reimburse certain expenses incurred by CCI Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses increased $2.7 million to $5.1 million for the three months ended September 30, 2014, compared to $2.4 million for the three months ended September 30, 2013. The increase was primarily related to owning 86 properties for the entire three months ended September 30, 2014 and purchasing one additional property during such period, compared to owning 35 properties during the three months ended September 30, 2013 and purchasing 21 additional properties during such period.
Acquisition and merger-related expenses. Acquisition and merger-related expenses consisted of $1.4 million for property-related acquisition expenses and $3.0 million for legal, consulting and other expenses related to the Merger for the three months ended September 30, 2014 and $11.8 million for property-related acquisition expenses for the three months ended

September 30, 2013. Property-related acquisition expenses decreased $10.4 million to $1.4 million for the three months ended September 30, 2014, compared to $11.8 million for the three months ended September 30, 2013.
Depreciation and amortization expenses. Depreciation and amortization expenses increased $11.7 million to $21.6 million for the three months ended September 30, 2014, compared to $9.9 million for the three months ended September 30, 2013. The increase was primarily the result of incurring depreciation and amortization expenses related to 87 properties owned or acquired during the three months ended September 30, 2014, compared to depreciation and amortization expenses incurred on 56 properties owned or acquired during the three months ended September 30, 2013.
Interest expense. Interest expense increased $4.3 million to $7.4 million for the three months ended September 30, 2014, compared to $3.1 million for the three months ended September 30, 2013. The increase was primarily related to an increase in the average amount outstanding under the Credit Facility and notes payable to $979.1 million during the three months ended September 30, 2014, compared to $314.1 million for the three months ended September 30, 2013, partially offset by a decrease in the weighted average interest rate to 2.2% as of September 30, 2014, compared to 3.9% as of September 30, 2013.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended Ended September 30, 2013
Revenue. Revenue increased $120.9 million to $168.8 million for the nine months ended September 30, 2014, compared to $47.9 million for the nine months ended September 30, 2013. Our revenue consisted primarily of rental and other property income, which accounted for 85% and 83% of total revenue during the nine months ended September 30, 2014 and 2013, respectively. We also recorded tenant reimbursement income of $25.0 million and $7.9 million during the nine months ended September 30, 2014 and 2013, respectively, related to certain operating expenses subject to reimbursement by tenants. The increases were due to owning 77 income-producing properties for the entire nine months ended September 30, 2014 and purchasing ten additional properties during such period, compared to owning 13 properties during the nine months ended September 30, 2013 and purchasing 43 additional properties during such period.
General and administrative expenses. General and administrative expenses increased $1.8 million to $5.2 million for the nine months ended September 30, 2014, compared to $3.4 million for the nine months ended September 30, 2013. The increase was primarily due to an increase in escrow and trustee fees and expenses, unused fees on the Credit Facility, and corporate insurance incurred during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013.
Property operating expenses. Property operating expenses increased $19.7 million to $27.7 million for the nine months ended September 30, 2014, compared to $8.0 million for the nine months ended September 30, 2013. The increase was primarily related to owning 77 properties for the entire nine months ended September 30, 2014 and purchasing ten additional properties during such period, compared to owning 13 properties during the nine months ended September 30, 2013 and purchasing 43 additional properties during such period. The primary property operating expenses were property taxes and repairs and maintenance.
Advisory expenses. Pursuant to the advisory agreement with CCI Advisors and based upon the amount of our current invested assets, we are required to pay to CCI Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets up to $2.0 billion and one-twelfth of 0.70% of the average invested assets between $2.0 billion to $4.0 billion. Additionally, we may be required to reimburse certain expenses incurred by CCI Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses increased $10.4 million to $14.8 million for the nine months ended September 30, 2014, compared to $4.4 million for the nine months ended September 30, 2013. The increase was primarily related to owning 77 properties for the entire nine months ended September 30, 2014 and purchasing ten additional properties during such period, compared to owning 13 properties during the nine months ended September 30, 2013 and purchasing 43 additional properties during such period.
Acquisition and merger-related expenses. Acquisition and merger-related expenses consisted of $7.5 million for property- related acquisition expenses and $4.0 million for legal, consulting and other expenses related to the Merger for the nine months ended September 30, 2014 and $29.7 million for property-related acquisition expenses for the nine months ended September 30, 2013. Property-related acquisition expenses decreased $22.2 million to $7.5 million for the nine months ended September 30, 2014, compared to $29.7 million for the nine months ended September 30, 2013.
Depreciation and amortization expenses. Depreciation and amortization expenses increased $43.6 million to $62.1 million for the nine months ended September 30, 2014, compared to $18.5 million for the nine months ended September 30, 2013. The increase was primarily the result of incurring depreciation and amortization expense related to 87 properties owned or acquired during the nine months ended September 30, 2014, compared to depreciation and amortization incurred on 56 properties owned or acquired during the nine months ended September 30, 2013.

Interest expense. Interest expense increased $12.9 million to $20.8 million for the nine months ended September 30, 2014, compared to $7.9 million for the nine months ended September 30, 2013. The increase was primarily related to an increase in the average amount outstanding under the Credit Facility and notes payable to $882.6 million during the nine months ended September 30, 2014, compared to $179.6 million for the nine months ended September 30, 2013, partially offset by a decrease in the weighted average interest rate to 2.2% as of September 30, 2014, compared to 3.9% as of September 30, 2013.
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
In addition to FFO, we use Modified Funds From Operations (“MFFO”) as a non-GAAP supplemental financial performance measure to evaluate the operating performance of our real estate portfolio. MFFO, as defined by our company, excludes from FFO acquisition and merger-related costs that are required to be expensed in accordance with GAAP. In evaluating the performance of our portfolio over time, management believes that excluding these costs from FFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the Company’s portfolio over time.
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

FFO, MFFO and AFFO are influenced by the timing of acquisitions and the operating performance of our real estate investments. Our calculations of FFO, MFFO and AFFO, and reconciliation to net income, which is the most directly comparable GAAP financial measure, are presented in the table below for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss) attributable to the Company	$8,393	$(7,710)	$26,741	$(23,998)
Depreciation and amortization	21,546	9,882	61,878	18,507
Funds from operations (FFO)	29,939	2,172	88,619	(5,491)

Acquisition and merger-related expenses	4,401	11,754	11,455	29,691
Modified funds from operations (MFFO)	34,340	13,926	100,074	24,200

Above market lease amortization	168	132	325	229
Below market lease amortization	(1,011)	(478)	(2,637)	(927)
Straight-line rent	(4,272)	(3,384)	(14,417)	(5,911)
Amortization of deferred financing costs	732	444	2,133	1,021
Adjusted funds from operations (AFFO)	$29,957	$10,640	$85,478	$18,612
Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001780821 per share (which equates to approximately 6.50% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period, commencing on January 1, 2014 and ending on December 31, 2014.
During the nine months ended September 30, 2014, we paid distributions of $95.4 million, including $51.0 million through the issuance of shares pursuant to the DRIP. During the nine months ended September 30, 2013, we paid distributions of $21.7 million, including $12.2 million through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the nine months ended September 30, 2014 was $74.1 million and reflected a reduction for real estate acquisition-related expenses incurred of $7.5 million, in accordance with GAAP. Net cash provided by operating activities for the nine months ended September 30, 2013 was $3.3 million and reflected a reduction for real estate acquisition-related expenses incurred of $29.7 million, in accordance with GAAP. We treat our real estate acquisition-related expenses as funded by proceeds from the Offerings, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock for the nine months ended September 30, 2014 are considered a source of our distributions to the extent that real estate acquisition-related expenses have reduced net cash flows used in operating activities. As such, our 2014 distributions were funded by net cash provided by operating activities of $74.1 million, or 77.7%, proceeds from the issuance of common stock, including excess proceeds from the Offering from prior periods, of $16.0 million, or 16.8%, and proceeds from the Credit Facility of $5.3 million, or 5.5%. The distributions paid during the nine months ended September 30, 2013 were funded by net cash provided by operating activities of $3.3 million, or 15.2%, and the issuance of common stock of $18.4 million, or 84.8%.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. We will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under our DRIP Offering. In addition, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12 month period ending on the last day of the fiscal quarter for which the redemptions are being paid. During the nine months ended September 30, 2014, we redeemed 456,582 shares under our share redemption program for $4.5 million at an average redemption price of $9.68 per share. As of September 30, 2014, the Company had received valid redemption requests for an additional 212,000 shares, which were redeemed in full subsequent to September 30, 2014 for $2.1 million at an average redemption price of $9.68 per share. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program. We have funded share redemptions with proceeds from the DRIP.
On August 20, 2014, the Board, including all of the Company’s independent directors, resolved to suspend the DRIP and the share redemption program.

Liquidity and Capital Resources
General
Our principal demands for funds will be for real estate and real estate-related investments, for the payment of acquisition-related costs, operating expenses, distributions and principal and interest on any current and any future indebtedness. Generally, cash needs for items other than acquisitions and acquisition-related expenses will be generated from operations of our current and future investments. As the Offering has closed, we expect to meet cash needs for acquisitions from borrowings under the Credit Facility, proceeds from the strategic sale of properties and cash flows from operations. The sources of our operating cash flows will primarily be provided by the rental income received from current and future leased properties. As of September 30, 2014, we had issued approximately 198.4 million shares of our common stock in the Offerings for gross offering proceeds of $2.0 billion, before share redemptions of 5.8 million shares and offering costs, selling commissions and dealer manager fees of $194.4 million.
As of September 30, 2014, we had cash and cash equivalents of $29.1 million and available borrowings of $285.0 million under the Credit Facility. Additionally, as of September 30, 2014, we had unencumbered properties with a gross book value of $573.6 million, which may be used as collateral to secure additional financing in future periods or as additional collateral to facilitate the refinancing of current mortgage debt as it becomes due.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions, and interest and principal on current and any future debt financings. We expect to meet our short-term liquidity requirements through net cash flows provided by operations, as well as secured or unsecured borrowings from banks and other lenders to finance our expected future acquisitions.
We expect our operating cash flows to increase as we acquire additional properties. CCI Advisors paid the organizational and other offering costs associated with the sale of our common stock, which we reimbursed in an amount up to 1.5% of the gross proceeds of the Offering. As of September 30, 2014, CCI Advisors had paid offering and organization costs in excess of such 1.5% limit in connection with the Offering. These excess costs were not included in our financial statements because such costs were not a liability to us as they exceeded 1.5% of gross proceeds from the Offering.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate related investments and the payment of tenant improvements, acquisition-related expenses, operating expenses, distributions and interest and principal on any current and future indebtedness. We expect to meet our long-term liquidity requirements through proceeds from the cash flow from operations, and proceeds from secured or unsecured borrowings from banks and other lenders.
We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions, as necessary, including proceeds from the Offering borrowings on the Credit Facility and/or future borrowings on unencumbered assets. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders in excess of cash flows from operations.

As of September 30, 2014, we and the Consolidated Joint Venture had $1.0 billion of debt outstanding, with a weighted average interest rate of 2.23%. Our contractual obligations as of September 30, 2014 were as follows (in thousands):

	Payments due by period (1) (2)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - fixed rate debt (3)	$257,510	$166	$18,479	$5,497	$233,368
Interest payments - fixed rate debt	69,618	10,245	19,361	18,572	21,440
Principal payments - variable rate debt (4)	40,233	—	40,233	—	—
Interest payments - variable rate debt	1,576	639	937	—	—
Principal payments - credit facility	715,000	—	—	715,000	—
Interest payments - credit facility (5)	55,643	15,182	30,363	10,098	—
Total	$1,139,580	$26,232	$109,373	$749,167	$254,808

(1)	The table does not include amounts due to CCI Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
As of September 30, 2014, we had $41.0 million of variable rate debt effectively fixed through the use of an interest rate swap agreement. We used the effective interest rate fixed under our swap agreement to calculate the debt payment obligations in future periods.

(3)
Principal payment amounts reflect actual payments based on the face amount of notes payable secured by our wholly-owned properties and the Consolidated Joint Venture. As of September 30, 2014, the fair value adjustment, net of amortization, of mortgage notes assumed was $127,000.

(4)	A rate of 1.59% was used to calculate the variable debt payment obligations in future periods. This was the rate effective as of September 30, 2014.

(5)
Payment obligations for the Term Loan outstanding under the Credit Facility are based on the interest rate of 3.03% as of September 30, 2014, which was the rate fixed under the executed swap agreement that had the effect of fixing the variable interest rate per annum through the maturity date of October 2018. Payment obligations for the Revolving Loans outstanding were based on the weighted average interest rate in effect of 1.75% as of September 30, 2014.

We expect to incur additional borrowings in the future to acquire additional properties and make other real estate related investments. There is no limitation on the amount we may borrow against any single improved property. Our future borrowings will not exceed 300% of our net assets as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association REIT Guidelines; however, we may exceed that limit if approved by a majority of our independent directors. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Our advisor has set a target leverage ratio of 40% to 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets. As of September 30, 2014, our ratio of debt to total gross real estate assets, net of gross intangible lease liabilities, was 38%.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities increased $70.8 million to $74.1 million during the nine months ended September 30, 2014, compared to net cash provided by operating activities of $3.3 million for the nine months ended September 30, 2013. The increase was primarily due to an increase in net income of $50.9 million and an increase in depreciation and amortization of $43.1 million, partially offset by an increase in working capital accounts of $23.2 million. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities was $319.1 million for the nine months ended September 30, 2014, compared to $1.1 billion for the nine months ended September 30, 2013. The decrease was primarily due to a decrease in investment in real estate assets of $787.0 million.
Financing Activities. Net cash provided by financing activities decreased $1.2 billion to $210.0 million for the nine months ended September 30, 2014, compared to $1.4 billion for the nine months ended September 30, 2013. The decrease was primarily due to a decrease in net proceeds from the issuance of common stock under the Offering of $1.3 billion, a decrease in proceeds from the Credit Facility and notes payable, net of repayments, of $225.7 million, and an increase in distributions to investors of $34.9 million.

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
Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 8 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanations.
Related-Party Transactions and Agreements
We have entered into agreements with CCI Advisors and its affiliates whereby we have paid, and will continue to pay, certain fees to, or reimburse certain expenses of, CCI Advisors or its affiliates, such as acquisition and advisory fees and expenses, organization and offering costs, sales commissions, dealer manager fees and expenses, leasing fees and reimbursement of certain operating costs. See Note 9 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a further explanation of the various related-party transactions, agreements and fees.
Subsequent Events
Certain events occurred subsequent to September 30, 2014 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 11 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.

Recent Accounting Pronouncements
Refer to Note 3 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off-Balance Sheet Arrangements
As of September 30, 2014 and December 31, 2013, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
As of September 30, 2014, we and the Consolidated Joint Venture had $455.2 million of variable rate debt, including the Revolving Loans, and therefore we are exposed to interest rate changes in LIBOR. As of September 30, 2014, a change of 50 basis points in interest rates would result in a change in interest expense of $2.3 million per year, assuming all of our derivatives remain effective hedges.
As of September 30, 2014, we had two interest rate swap agreements outstanding, which mature between October 2018 and August 2020, with an aggregate notional amount under the swap agreements of $341.0 million and an aggregate net fair value of  $1.8 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of September 30, 2014, an increase of 50 basis points in interest rates would result in an increase to the fair value of the derivative asset of $6.1 million.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2014, were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the nine months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
The following risk factors supplement the risk factors set forth in “Item 1A - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. The risk factors contained in this “Item 1A - Risk Factors” should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto, and the other unaudited financial data, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q.
Certain members of our management and the management of our advisor have been and may continue to be required to devote time and resources to addressing issues created as a result of ARCP’s recent announcement that certain of ARCP’s financial statements should no longer be relied upon. To the extent such matters require further attention of the members of our management and the management of our advisor, such persons’ focus on our business strategy may be diminished.
On October 29, 2014, ARCP, the indirect parent of our sponsor, our advisor, our dealer manager and our property manager, announced that, as a result of an independent investigation being conducted by its audit committee, certain of ARCP’s financial statements should no longer be relied upon and that such independent investigation is ongoing. Certain members of our management and the management of our advisor have been and may continue to be required to devote time and resources to addressing issues created as a result of such announcement. Should such persons be required to devote further attention to these matters, their focus on our business strategy may be diminished.
The Merger and the other transactions contemplated by the Merger Agreement are subject to conditions that may not be satisfied or completed on a timely basis, if at all. Failure to complete these transactions could have material and adverse effects on the future value of our business and financial results.
        The completion of the Merger and the other transactions contemplated by the Merger Agreement are subject to a number of conditions, including the approval by SIR shareholders of the issuance of SIR Common Shares in connection with the Merger, the approval of the Merger by our stockholders and the receipt of certain lender consents which make the completion, and the timing of the completion, of the Merger uncertain. If the transactions contemplated by the Merger Agreement are not completed on a timely basis, or at all, we may be adversely affected and subject to a number of risks, including the following:

•
being required to pay our costs relating to the transactions contemplated by the Merger Agreement, such as legal, accounting, financial advisory and printing fees, whether or not such transactions are completed;

•	being obligated, under certain circumstances, to reimburse SIR for its expenses in an aggregate amount not to exceed $20 million if we fail to obtain stockholder approval for the Merger; and

•
the time and resources committed by our management to matters relating to the transactions contemplated by the Merger Agreement could otherwise have been devoted to pursuing other beneficial opportunities.

If the Merger is not completed, these risks could negatively impact the future value of our business and our financial results.
The pendency of the Merger could adversely affect our business and operations.
        In connection with the pending Merger and the other transactions contemplated by the Merger Agreement, some tenants or vendors may delay or defer decisions related to their business dealings with us, which could negatively impact our revenues, earnings, cash flows or expenses, regardless of whether the Merger and the related transactions are completed. In addition, due to operating covenants in the Merger Agreement, we may be unable, during the pendency of the Merger, to pursue certain strategic transactions, undertake certain significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business, even if such actions could prove beneficial to us.
If we do not complete the Merger, there will continue to be no public trading market for shares of our common stock and a public market may never develop.
There currently is no public market for shares of our common stock and, absent the completion of the pending Merger or a similar transaction, there is no assurance that a public market may develop. In addition, our charter does not have a fixed date or method for providing stockholders with liquidity. If the Merger is not completed, our stockholders will not have the opportunity to sell their shares of our common stock and our Board will review other alternatives for a liquidity event, which may not occur in the near term or on terms as attractive as the terms of the Merger. Furthermore, on August 20, 2014, our Board suspended our share redemption program and we do not anticipate that the Board will resume our share redemption program while the Merger is pending. As a result, if we do not complete the Merger, you may have to hold your shares of our common stock for an indefinite period of time or, if you are able to sell your shares of our common stock, you likely would have to sell them at a substantial discount to the price you paid for your shares of our common stock. If our share redemption program is resumed, the program contains numerous restrictions that may limit your ability to sell your shares.
The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger, and could discourage a potential competing acquirer of our company from making a favorable alternative proposal or could result in any competing acquisition proposal being at a lower price that it might otherwise be.
        The Merger Agreement contains certain provisions that restrict our ability to solicit, initiate or knowingly facilitate or encourage or, subject to certain exceptions, engage in discussions or negotiations with respect to, or enter into any acquisition agreement with respect to, a competing acquisition proposal. Further, even if our Board withdraws or qualifies its recommendation with respect to approval of the Merger and the other transactions contemplated by the Merger Agreement, unless the Merger Agreement has been terminated in accordance with its terms, we will still be required to submit the Merger and the other transactions contemplated by the Merger Agreement to a vote of our stockholders. In addition, SIR generally has an opportunity to offer to modify the terms of the transactions contemplated by the Merger Agreement in response to any competing acquisition proposal before our Board may withdraw or qualify its recommendation with respect to the Merger.  Moreover, upon termination of the Merger Agreement in certain circumstances, we may be required to pay SIR’s expenses of up to $20 million or a termination fee to SIR of $75 million.
        These provisions could discourage a potential competing acquirer or merger partner that might have an interest in acquiring all or a significant portion of the Company or our portfolio from considering or proposing such a transaction, even if it were prepared to pay consideration with a higher per share cash or market value than the per share cash or market value proposed to be received or realized in the transactions contemplated by the Merger Agreement. These provisions also might result in a potential competing acquirer or merger partner proposing to pay a lower price to holders of our common stock than it might otherwise have proposed to pay because of the added expense of the payment of expenses or termination fee that may become payable to SIR.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
As of September 30, 2014, we had issued approximately 198.4 million shares of common stock in the Offerings for gross proceeds of $2.0 billion, out of which we paid $165.6 million in selling commissions and dealer manager fees, $28.8 million in organization and offering costs and $72.4 million in acquisition-related expenses to CCI Advisors or its affiliates. With the net offering proceeds, we acquired $2.6 billion in real estate assets. As of November 12, 2014, we had issued approximately 198.4 million shares in the Offerings for gross offering proceeds of $2.0 billion. The Company did not make any sales of unregistered securities during the nine months ended September 30, 2014.
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. Our board of directors reserves the right in its sole discretion at any time, and from time to time, to waive the one-year holding period in the event of death, bankruptcy or other exigent circumstances or terminate, suspend or amend the share redemption program. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. Under the share redemption program, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under the DRIP. In addition, under the share redemption program, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12 month period ending on the last day of the fiscal quarter for which the redemptions are being paid. On August 20, 2014, the Board, including all of the Company’s independent directors, resolved to suspend the share redemption program.

The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest. During the three months ended September 30, 2014, we redeemed shares, including those due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 - July 31, 2014	—	$—	—	(1)
August 1, 2014 - August 31, 2014	217,034	$9.75	217,034	(1)
September 1, 2014 - September 30, 2014	—	$—	—	(1)
Total	217,034		217,034	(1)

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.	Defaults Upon Senior Securities
No events occurred during the nine months ended September 30, 2014 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Effective November 11, 2014 (the “Effective Date”), subject to SIR’s consent under the Merger Agreement, Simon J. Misselbrook has been appointed chief financial officer and treasurer of the Company by the Company’s board of directors. Mr. Misselbrook also serves or served in the following positions for certain other programs sponsored by Cole Capital®:

Entity	Position(s)	Dates
Cole Credit Property Trust, Inc.	Senior vice president of accounting and principal accounting officer	March 2012 — May 2014
	Vice president of accounting and principal accounting officer	November 2010 — March 2012
Cole Credit Property Trust II, Inc.	Vice president of accounting and principal accounting officer	November 2010 — March 2012
Cole Real Estate Investments, Inc. (formerly known as Cole Credit Property Trust III, Inc.)	Senior vice president of accounting and principal accounting officer	March 2012 — February 2014
	Vice president of accounting and principal accounting officer	November 2010 — March 2012
Cole Credit Property Trust IV, Inc.	Chief financial officer and treasurer	September 2014 — Present
	Senior vice president of accounting and principal accounting officer	March 2012 — March 2014
	Vice president of accounting and principal accounting officer	May 2011 — March 2012
Cole Credit Property Trust V, Inc.	Chief financial officer and treasurer	September 2014 — Present
Cole Real Estate Income Strategy (Daily NAV), Inc.	Chief financial officer, treasurer and principal accounting officer	September 2014 — Present
	Senior vice president of accounting and principal accounting officer	March 2012 — September 2014
	Vice president of accounting and principal accounting officer	November 2011 — March 2012
Cole Office & Industrial REIT (CCIT II), Inc.	Chief financial officer and treasurer	November 2014 — Present
Mr. Misselbrook also serves as chief financial officer and treasurer — managed retail REITs, Cole Capital, at ARCP. Mr. Misselbrook has worked in the real estate industry for more than 13 years, nine of which were specific to the real estate investment trust (REIT) industry. Prior to joining Cole Capital and its affiliates in April 2007, he held the position of audit manager at Deloitte & Touche LLP in Los Angeles in the real estate group serving multiple clients including the world’s largest commercial real estate services firm, where he was the global engagement manager. Mr. Misselbrook earned his bachelor’s degree in accounting and tax, as well as a master’s degree in accounting science, from the University of South Africa. He is a Certified Public Accountant (licensed in the state of California), a Chartered Accountant (licensed in South Africa) and a member of the American Institute of Certified Public Accountants. He is an active participant in the REIT industry and participates in the Investment Program Association’s Non-Traded REIT Financial Standards Sub-Committee.
Mr. Misselbrook did not enter into an employment agreement with the Company in connection with his appointment as the Company’s chief financial officer, and the appointment of Mr. Misselbrook as chief financial officer of the Company was not made pursuant to any arrangement or understanding between Mr. Misselbrook and any other person. Mr. Misselbrook has not had any direct or indirect material interests in any transaction with the Company or to which the Company is a party or in any currently proposed transaction with the Company or to which the Company is a party.

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
Date: November 13, 2014

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of August 30, 2014, by and among Cole Corporate Income Trust, Inc., SC Merger Sub LLC and Select Income REIT (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K (File No. 000-54940), filed on September 2, 2014).

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

3.5
Second Articles of Amendment to Articles of Amendment and Restatement, dated May 29, 2014 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 000-54940), filed on June 2, 2014).

3.6
Amendment to Bylaws of Cole Corporate Income Trust, Inc., effective August 30, 2014 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 000-54940), filed on September 2, 2014).

10.1	Form of Indemnification Agreement (Incorporated by Reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-54940), filed on September 2, 2014).
31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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